Form 10-K
period 2018-12-29
COVETRUS, INC.
filed 2019-03-29
CIK 1752836

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission file number 001-38794

COVETRUS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-1448706
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

7 Custom House Street

Portland, ME 04101

(Address of principal executive offices)

(Zip Code)

(888) 280-2221

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒.

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, par value $0.01 per share. The registrant’s common stock began trading on the Nasdaq Global Select Market on February 8, 2019.

There were 111,338,881 shares of common stock outstanding as of March 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None.

COVETRUS, INC.

ANNUAL REPORT ON FORM 10-K

For the Year Ended December 29, 2018

EXPLANATORY NOTE

As previously disclosed, effective February 7, 2019, Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”) became a wholly owned subsidiary of Covetrus, Inc. (f/k/a HS Spinco, Inc.) (“Covetrus” or the “Company”), a company formed by Henry Schein, Inc. (“Henry Schein”) in connection with the spin-off and combination with Vets First Choice and the animal health business of Henry Schein (the “Animal Health Business”). Covetrus common stock began regular-way trading under the symbol “CVET” on the Nasdaq Global Select Stock Market on February 8, 2019.

This Annual Report on Form 10-K is for the period ended December 29, 2018 and, except as otherwise specifically noted herein, the combined financial statements and other financial information set forth herein only relates to the Animal Health Business, as of and for the three fiscal years ended December 31, 2016, December 30, 2017 and December 29, 2018, which periods predate the February 7, 2019 effective date of the previously disclosed merger transaction involving Vets First Choice. This Annual Report on Form 10-K does not include the historical financial results of Vets First Choice for any periods, and it does not include any pro forma financial statements of Covetrus.

Beginning with the Quarterly Report on Form 10-Q for the quarter ending March 31, 2019, Covetrus will report on a consolidated basis, representing the combined operations of the Animal Health Business and Vets First Choice and their respective subsidiaries. Because the Animal Health Business is deemed the acquirer in this combination for accounting purposes under U.S. Generally Accepted Accounting Principles (“GAAP”), the Animal Health Business is considered Covetrus’ predecessor, and the historical combined financial statements of the Animal Health Business prior to February 7, 2019 will be reflected in Covetrus’ future quarterly and annual reports as Covetrus’ historical financial statements.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, or this Annual Report, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the “safe harbor” created by those sections. Any statements about our expectations, beliefs, plans, objectives, assumptions or future events or performance are not historical facts and may be forward-looking. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “might,” “likely,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” “would,” or similar expressions and the negatives of those terms include forward-looking statements that involve risks and uncertainties. Forward-looking statements include, but are not limited to, statements regarding our expectations regarding our ability to realize anticipated revenue growth opportunities, expectations regarding our personnel, strategy and commercial sales, anticipated expenses, the sufficiency of cash, and the impact of accounting pronouncements. We cannot guarantee future results, levels of activity, performance or achievements, and you should not place undue reliance on our forward-looking statements. Our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those set forth in “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Except as may be required by law, we have no plans to update our forward-looking statements to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Unless the content requires otherwise, references to “Covetrus,” “the Company,” “we,” “our,” and “us,” in this Annual Report on Form 10-K refer to Covetrus, Inc. and its subsidiaries.

PART I

Item 1.	Business

Overview

We are a global, technology-enabled animal health business with a comprehensive service and technology platform and supply chain infrastructure dedicated to supporting the companion, equine and large animal veterinary markets. We have combined the complementary capabilities of the animal health businesses previously operated by Henry Schein, Inc., or the Animal Health Business, and Direct Vet Marketing, Inc. (d/b/a Vets First Choice), or Vets First Choice, bringing together leading practice management software and supply chain businesses with a platform approach based on technology-driven insights, designed to promote connectivity between veterinarians and owners of pets, horses or large animals who purchase products or services from veterinarians, whom we refer to as Clients. Linking the power of insight and analytics, client engagement, practice management software and supply chain expertise into a multi-channel platform, we believe our innovative approach will support the delivery of improved veterinary care while driving increased demand for our products and services.

We have a talented team of over 5,000 employees positioned to support veterinarians’ evolving practice needs with an expanded offering that we believe enhances the Client experience and improves medical and service compliance. In addition, we seek to improve veterinary practice economics by helping veterinarians identify and manage gaps in care through proactive prescription management, inventory management and supply chain expertise, specialty pharmacy services, innovative solutions to chronic care disease management, veterinary practice management software and client communication tools. Further, as a global company focused solely on animal health with a multi-channel strategy, we seek to leverage our decades-long experience within the veterinary channel with a differentiated value proposition by increasing innovation, providing a more comprehensive set of integrated services, improving the experience and engagement of Clients and of the people and entities that purchase products and services from us, whom we refer to as Customers, and driving cost-effectiveness through efficient delivery of next-generation solutions.

By bringing the Animal Health Business and Vets First Choice together into one company, we expect to enhance our growth opportunities with our large base of established Customers and Clients and secure new business. We believe the combination of our capabilities serves as a foundation for incremental revenue growth and operational synergies. Pro forma, combined net sales in the fiscal year ended December 29, 2018 were approximately $4.0 billion.

History and Corporate Information

On February 7, 2019, we announced that we had consummated the previously disclosed Reverse Morris Trust transaction contemplated by (a) the Contribution and Distribution Agreement, dated as of April 20, 2018, as amended, or the Contribution and Distribution Agreement, by and among us, Henry Schein, Inc., a Delaware corporation, which we refer to herein as Henry Schein or the Parent, our parent prior to the Distribution (as defined below), Vets First Choice, and Shareholder Representative Services LLC, a Colorado limited liability company, solely in its capacity as the representative of the Vets First Choice stockholders and for the purposes of certain articles set forth therein, or the Vets First Choice Stockholders’ Representative and (b) the Agreement and Plan of Merger, dated as of April 20, 2018, as amended, or the Merger Agreement, by and among us, Henry Schein, HS Merger Sub, Inc., our wholly owned subsidiary, or Merger Sub, Vets First Choice and the Vets First Choice Stockholders’ Representative. In accordance with the terms and conditions of the Contribution and Distribution Agreement and the Merger Agreement, (i) prior to February 7, 2019, Henry Schein contributed the Animal Health Business to us, which we refer to as the Reorganization, (ii) on February 7, 2019, Henry Schein distributed all of the shares of our common stock, par value $0.01 per share, or the Common Stock, that were then owned by Henry Schein (after giving effect to the Share Sale discussed below) to Henry Schein stockholders of record as of January 17, 2019, which we refer to as the Distribution, and (iii) immediately after the Distribution, Merger Sub merged with and into Vets First Choice, which we refer to as the Merger, with Vets First Choice surviving the Merger as our wholly owned subsidiary.

We were incorporated in Delaware in April 2018 under the name HS Spinco, Inc., or Spinco, which was formed as a wholly owned subsidiary of Henry Schein in order to effect the transactions contemplated by the Contribution and Distribution Agreement and the Merger Agreement, including the Reorganization, the Distribution and the Merger, which we collectively refer to as the Transactions. In connection with the Transactions, we changed our name to Covetrus, Inc., and we became an independent, publicly traded company that owns and operates the combined businesses of the Animal Health Business and Vets First Choice.

Our principal executive offices are located at 7 Custom House Street, Portland, Maine 04101, and our telephone number at that address is (888) 280-2221. Our website is www.covetrus.com. Information on, and which can be accessed through, our website is not incorporated in, and does not form a part of, this report.

Our Capabilities

Our portfolio of solutions includes the veterinary supply chain and practice management software and value-added solutions and services of the Animal Health Business and the prescription management platform provided by Vets First Choice.

We are one of the world’s largest veterinary supply chain, technology and software providers to the animal health market, with leading positions in North America, Europe and Australasia and growing businesses in South America and Asia. We utilize a multi-channel approach centered primarily on promoting veterinarians as the source of clinical expertise that benefits animals and the people that care for them. We serve animal health practitioners, providers and producers through the distribution of pharmaceuticals, vaccines, supplies and equipment and by the development, sale and distribution of veterinary practice management software and related solutions and services. The Animal Health Business served approximately 100,000 Customers in over 100 countries and had net sales of approximately of $3.8 billion for the fiscal year ended December 29, 2018.

We offer a comprehensive portfolio of products and services and value-added solutions for enhancing practice revenue, operating efficient practices and delivering high-quality care. We sell and distribute pharmaceuticals, nutrition products, consumable products, diagnostic tests, small and large equipment, laboratory products and surgical products, among others. Our portfolio includes a large selection of products, including products sold under our proprietary brands. Our business was developed over a period of 20 years through a combination of organic growth and acquisitions of more than 30 companies.

We have commercial relationships with major manufacturers in the animal health industry. With over 50 distribution centers around the world, we offer our Customers rapid, accurate and complete order fulfillment. By combining our infrastructure and logistical expertise with robust software, product and service offerings and a strong commitment to customer service, we strive to be a single-source supplier for our Customers’ evolving needs.

We offer technology solutions and services, including practice management software, data-driven applications, client communications tools and related services. We support, develop and provide veterinary practices with a wide range of veterinary software systems, including AVImark, eVetPractice, ImproMed and ImproMed Equine in North America; and Robovet, RxWorks and VisionVPM in the United Kingdom, Australia and New Zealand. We also offer solutions that integrate with our software platforms, including client communication services such as Vetstreet and Rapport, reminders, data backup services, hardware sales and support and credit card processing.

We also offer technology-enabled services that empower veterinarians with insights that are designed to increase customer engagement and veterinary practice health. Our prescription management platform, which is built into the veterinary practice management software workflow, leverages insight and analytics, client engagement services and integrated pharmacy services, and is designed to improve medical compliance via proactive prescription management. By working directly with veterinary practices to manage gaps in care, we seek to enable our veterinarian Customers to create new revenue opportunities, adapt to changing companion animal or horse owner, or Pet Owner, purchasing behaviors, enhance their Client relationships and improve the quality of care they provide.

Veterinary Supply Chain

We are a leader in supply chain expertise in the animal health industry. We distribute products from over 50 distribution centers, including 16 North American distribution centers, 23 distribution centers in Europe and 10 distribution centers in Australasia.

We strive to provide veterinarians access to all products they need to operate a successful veterinary practice. We carry a wide portfolio of products sourced from both global and regional suppliers to ensure that our commitment to prompt product availability can be fulfilled whenever and wherever our Customer base requires. The Animal Health Business derived approximately 16% of its net sales for the fiscal year ended December 29, 2018 and 15% of its net sales in each of the fiscal years ended December 30, 2017 and December 31, 2016 from the sale of proprietary brands.

We offer a comprehensive portfolio of products for enhancing practice revenue, operating efficient practices and delivering high-quality care. We sell and distribute pharmaceuticals, nutrition products, consumable products, diagnostic tests, small and large equipment, laboratory products and surgical products, among others. For each of the fiscal years ended December 29, 2018, December 30, 2017, and December 31, 2016, approximately 70% of the Animal Health Business revenue was derived from the sales of pharmaceuticals and nutrition products.

Pharmaceuticals include vaccines for disease prevention and parasiticides for the control of fleas, ticks and internal and external parasites. Pharmaceutical products are sourced from major global pharmaceutical companies as well as regional companies in some parts of the world.

Additionally, we offer a wide range of nutrition products, including food, specialty products to address particular health issues, supplements and premium products for enhanced general diet. These products include those sourced from leading industry supply partners and our proprietary brands.

We offer small and large equipment from a variety of equipment suppliers as well as our own proprietary brands. In addition to diagnostic equipment, we provide a wide range of capital equipment to veterinary hospitals, including anesthetic machines, dental carts, imaging machines, cages and tables.

Substantially all of the products we distribute are manufactured by third parties and we are dependent on our suppliers for these products. We believe that effective purchasing is a key factor in maintaining our position as a leading provider of animal health products. We regularly assess our purchasing needs and our suppliers’ product offerings and prices.

We strive to maintain optimal inventory levels in order to satisfy customer demand for prompt delivery (typically, next day) and complete order fulfillment. These inventory levels are managed on a daily basis with the aid of our information management systems. Once an order is entered, it is electronically transmitted to the distribution center nearest the customer’s location and a packing slip for the entire order is printed for order fulfillment.

Practice Management Software and Value-Added Solutions and Services

We offer our Customers more than just veterinary supplies, serving as an integral partner to our Customers’ practices for information management solutions and client communications. We offer innovative technology-enabled solutions and services, including practice management software, support, data driven applications and related services. Our practice management solutions provide practitioners with electronic medical records, treatment history, billing, accounts receivable analyses and management, appointment calendars, electronic claims processing and word processing programs. For example, we support, develop and provide veterinary practices with veterinary software systems, including AVImark, eVetPractice, ImproMed and ImproMed Equine in North America, and Robovet, VisionVPM and RxWorks in the United Kingdom and Australia. Moreover, we offer solutions that integrate with our software platforms, including client communication services such as Vetstreet and Rapport, reminders, data backup services, hardware sales and support and credit card processing. In total, we offer value-added services to our more than 20,000 practice management software Customers worldwide.

Prescription Management Platform

We offer a prescription management platform that empowers veterinarians with insights that are designed to increase Customer engagement and veterinary practice health. The platform, which is built into the veterinary practice management software workflow, leverages insight and analytics, Client engagement services and integrated pharmacy services, and is designed to improve medical compliance via proactive prescription management. By working directly with veterinary practices to manage gaps in care, we seek to enable our veterinarian Customers to create new revenue opportunities, adapt to changing Pet Owner purchasing behaviors, enhance their Client relationships and improve the quality of care they provide.

While the global companion animal market is growing, we believe veterinary practices are currently combating pressures tied to the growth of e-commerce and retail competition. Evolving Client purchasing behavior has resulted in product revenue moving outside of the veterinary practice channel, creating financial pressures for veterinary practices that we believe will increase over time. We believe these increasing burdens create an opportunity for our prescription management platform to change veterinarians’ relationships with their Clients and the fundamental economics of their practices by providing greater insights into medical compliance and managing gaps in care. We believe that redefining how prescription management is delivered can not only help veterinarians recapture and grow their product revenue but also drive in-clinic service activity.

Our technology platform encompasses and integrates the core functionality of pharmacy service and prescription and inventory management in a single, secure and regulatory-compliant system. The underlying core of the platform is its real-time integration with veterinary practice management software systems and the ability to normalize and interpret analytics on disparate client records, creating a standardized view to help identify gaps in care in a specific veterinary practice. With this detailed insight organized by Client, therapy and practitioner, veterinarians within the practice can use that information to proactively manage prescription delivery. Our veterinary practice Customers engage on our platform in an effort to improve medical compliance and enhance practice economics while also offering convenient, more affordable, on-demand, high-quality veterinary medicine to their Clients and their pets and horses. The platform offers both the veterinarian Customer and its Client an experience centered on improving medication and service compliance. We believe veterinarians, regardless of geography or specialization, can leverage prescription management and client engagement with our platform.

The prescription management platform’s business model is aligned with the objectives of our veterinary practice Customers. A significant portion of our platform’s revenue is derived from the integrated pharmacy services we offer, based on the number of filled, refilled and renewed prescriptions that our veterinary practice Customers are channeling into the platform marketplace. This pay-for-performance model provides for increased engagement on the platform and drives more Pet Owners to the network as veterinary practices expand and broaden the suite of products made available by our Customers to their Clients on the platform.

Our integrated prescription management platform solution is designed to position us at the center of the relationship among the veterinarian, Pet Owner and manufacturer and as a key participant in the market for veterinary prescription management services. We regularly incorporate new product features into the platform to meet the evolving needs of our Customers and their Clients and to enhance differentiation, designed to drive revenue for our veterinary practice Customers. Our prescription management platform supports the following capabilities:

•	insight and analytics from internal and external data sources, such as practice management software;

•	algorithmic interpretation of data to identify gaps in care by animal, therapy and practitioner;

•	proactive client outreach and engagement tools to narrow gaps in care;

•	practice management software integration into existing workflows to proactively engage and coordinate accredited pharmacy services; and

•	reporting and tracking of clinical and financial outcomes.

Our ability to normalize data from disparate sources within the practice management system enables us to incorporate pet, horse and Pet Owner information and clinical insight effectively and to provide individually tailored strategies for them. Our data integration, conversion and support services and solution delivery capabilities provide a single point of integration with more than 20 practice management systems, enabling a growing number of veterinary practice Customers to benefit from the platform.

We help veterinarians turn data into actionable insight and effectively integrate this into their workflow. We are able to standardize information, providing timely and useful insights. With gaps in care identified, our platform offers proactive prescription management and integrated pharmacy services designed to drive Client engagement and improve medication and service compliance. We believe this integrated solution offers a multitude of advantages over a piecemeal approach.

The configurable nature and broad capabilities of our prescription management platform help enhance the benefits our veterinary practice Customers receive and help increase the effectiveness of our veterinary practice Customers’ existing practice management software technology architecture. Our solutions are delivered as integral components of our Customers’ core operations, rather than as add-on solutions, enhancing the overall value proposition we offer. We leverage the platform and centralized resources in conjunction with the growth in our veterinary practice Customers’ client lists to provide additional functionality and insight.

We believe our focus on providing deeper insights into medical compliance and integrating those insights into the veterinarians’ practice management workflow has created a platform that fundamentally strengthens the economics of the veterinary practices and the veterinarian-client relationship.

•

For the veterinarian, our prescription management platform enables proactive prescription management and integrated pharmacy services, which we believe simultaneously narrows gaps in care and enhances medical compliance, creates in-clinic and online demand, improves practice economics, and provides our veterinary practice Customers a competitive advantage against online and other distributors and strengthens client relationships.

•

For the Client, we believe proactive client engagement improves compliance with therapeutic recommendations, which drives improved health outcomes for their pets and horses, with the platform providing the high-quality, efficient and on-demand access that consumers increasingly demand from their shopping experience.

•

For the manufacturer, demand generation from narrowing gaps in care, quality accreditation, drug pedigree and chain of custody support a strengthening relationship with the veterinarian and the Pet Owner.

In total, our prescription management platform creates a value chain that connects veterinarians, Pet Owners and the manufacturers to facilitate the direct delivery of animal health care.

Our Strategy

Our strategy is comprised of the following elements:

•

Leverage the scale, reach and infrastructure of the Animal Health Business network to accelerate the adoption of our prescription management platform. We plan to use our combined sales and account management organization of over 1,200 sales professionals to drive adoption of our prescription management platform by Customers of the Animal Health Business.

•

Increase sales to our existing Customers. We will focus on our Customers’ needs and seek to provide differentiated offerings and coordinated approaches. Further, we plan to cross-sell the products and services offered by the Animal Health Business and our prescription management platform to increase net sales.

•

Drive category growth. We expect to expand the existing served market by leveraging our medical compliance insights and innovation. We plan to deploy our comprehensive platform to help identify and narrow gaps in care through proactive prescription management.

•

Develop advanced insight and analytics and software. We believe that by positioning ourselves as the veterinary practice digital partner of choice, we can deliver insight and analytics that help veterinarians leverage technology in their practices and address changing Client expectations. We plan to continue developing a cohesive, cloud-enabled IT infrastructure and practice management solutions.

•

Enhance Customer and Client relationships. We plan to strengthen our value proposition offered to independent veterinary and corporate accounts in a consolidating industry landscape by leveraging our supply-chain expertise, proprietary technology-enabled solutions and innovation pipeline.

Our Key Capabilities

In pursuing our strategy, we plan to capitalize on our key strengths:

•	insight and analytics that help veterinarians identify and manage gaps in care;

•	multi-channel Client engagement that drives in-clinic service activity and online purchases;

•	proactive prescription management and pharmacy services that drive medication compliance, increase revenues and improve the Customer and Client experience;

•	inventory management and supply chain services and technology that help improve practice efficiency and economics;

•	specialty pharmacy services and proprietary brand products, which include innovative solutions and chronic care disease management; and

•	veterinary practice management software that improves workflow, manages animal health records and supports office administration.

Our Customers

Our Customer base is comprised principally of animal health practices and clinics in the companion animal and equine markets in North America, Europe and Australasia. These veterinary practices consist of both small, privately owned businesses and an increasing number of consolidated, corporate-owned practices. We also serve animal health providers and producers in the large animal market.

In our major markets, our Customers include:

•

supply chain Customers in North America, Europe and Australasia (including more than 90% of the approximately 30,000 veterinary practices in the United States, more than 45,000 Customers in Europe (of which a large majority are veterinary practices) and a significant number of veterinary practices in Australia);

•

practice management solutions Customers in the United States, the United Kingdom, Australia, New Zealand and certain other countries (including more than 50% of the veterinary practices in the United States); and

•	prescription management and pharmacy services Customers, including the approximately 7,500 veterinary practices in the United States utilizing our prescription management platform.

Our Competitors

The market for providing products, services and technology to the global animal health industry is highly competitive and fragmented. Our principal competitors include:

•	Animal Health Divisions of Traditional Distribution Companies: the MWI Animal Health division of AmerisourceBergen and the Patterson Veterinary division of Patterson Companies, Inc.;

•

Animal Health Focused Companies: national, regional, local and online distributors and technology vendors, as well as manufacturers of animal health products that sell directly to veterinary practices and retailers; and

•	Practice Management Service Providers: IDEXX Laboratories, Inc. and a number of regional and local competitors.

Additionally, online and brick-and-mortar retailers offer certain animal health products and services directly to Clients, which impacts our Customers and in turn our business.

We believe we are well suited to compete in this market. We expect that our global scale, comprehensive and integrated capabilities and expertise will allow us to win business and access additional revenue opportunities while addressing the evolving needs of our Customer base.

Sales and marketing

Our team includes over 1,200 sales consultants, who facilitate order processing, generate new sales through direct and frequent contact with Customers, stay abreast of market developments and educate practice personnel regarding the hundreds of new products, services and technologies introduced each year. Our sales and marketing efforts are designed to establish and solidify Customer relationships through personal visits by field sales representatives and telesales contact. We have also developed sales and marketing capabilities aimed at expanding our network of veterinary practice Customers and our relationships with pharmaceutical manufacturers. Our platform has a direct sales force, which we augment through our channel partners and marketing initiatives.

Laws and Regulations

Our pharmacy business is affected by federal and state laws and regulations governing, among other things, the purchase, distribution, management, compounding, dispensing, marketing and labeling of prescription and non-prescription drugs and related services. In addition, we are subject to U.S. Food and Drug Administration, or FDA, U.S. Drug Enforcement Administration, or DEA, and comparable state regulations affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards, state and federal controlled substance laws, and statutes and regulations related to FDA approval of the sale and marketing of new pharmaceuticals and medical devices. State pharmacy laws require pharmacies to be licensed or otherwise authorized to dispense prescription medications.

Our pharmacies are located in Arizona, Nebraska and Texas. Each prescription for a medication that is fulfilled by us is also likely to be covered by the laws of the state where the Pet Owner is located. These states generally permit the dispensing pharmacy to follow the laws of the state within which the dispensing pharmacy is physically located. The laws and regulations relating to the sale and delivery of prescription medications vary from state to state, but generally require that prescription medications be dispensed with the authorization from a prescribing veterinarian. We are authorized to dispense prescription medications in all 50 states and the District of Columbia.

The sale of animal health products is also governed by the laws and regulations specific to each country in which we sell our products.

United States

The regulatory body that is responsible for the regulation of animal health pharmaceuticals in the United States is the Center for Veterinary Medicine, or the CVM, housed within the FDA. Generally, all animal health pharmaceuticals are subject to pre-market review and must be shown to be safe, effective and produced by a consistent method of manufacture as defined under the Federal Food, Drug and Cosmetic Act. If the drug is for food-producing animals, potential consequences for humans are also considered. The FDA’s basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required, with reports being provided to the CVM’s Surveillance and Compliance group. Reports of product quality defects, adverse events or unexpected results are produced in accordance with the law. Animal supplements generally are not required to obtain premarket approval from the CVM, although they may be treated as a food. Any substance that is added to, or is expected to become a component of, animal food must be used in accordance with a food additive regulation, unless it is generally recognized as safe, under the conditions of its intended use. Alternatively, the FDA may consider animal supplements to be drugs. The FDA has agreed to exercise enforcement discretion for such supplements as long as each such supplement meets certain conditions.

The regulatory body in the United States for veterinary biologics, such as vaccines, is the U.S. Department of Agriculture, or the USDA. The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal health vaccines, including immunotherapeutics. Marketing of imported veterinary biological products in the United States requires a U.S. Veterinary Biological Product Permit. Veterinary biologics are subject to pre-market review and must be shown to be pure, safe, potent and efficacious, as defined under the Virus Serum Toxin Act. Post-licensing monitoring of products is required. Reports of product quality defects, adverse events or unexpected results are produced in accordance with USDA requirements.

The main regulatory body in the United States for veterinary pesticides is the Environmental Protection Agency, or the EPA. The EPA’s Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals. Animal health pesticides are subject to pre-market review and must not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act. Within the United States, pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies.

Under the Controlled Substances Act, distributors of controlled substances are required to obtain and renew annually registrations for their facilities from the DEA. Distributors are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. Distributors are subject to inspection by the DEA.

Advertising and promotion of animal health products that are not subject to approval by the CVM may be challenged by the Federal Trade Commission, or the FTC, as well as by state attorneys general and by consumers under state consumer protection laws. The FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act. The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, and the representation or omission is material and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim. The FTC may attack unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction. The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct.

States may require registration of animal drug distributors and wholesalers. Additional requirements may apply when the product is also a controlled substance. States work closely with the Association of American Feed Control Officials, or the AAFCO, in their regulation of animal food. The AAFCO’s annual Official Publication, contains model animal and pet food labeling regulations that states may adopt. The publication is treated deferentially by the federal and state government agencies that regulate animal food. Many states require registration or licensing of animal food distributors. States may also review and approve animal food labels prior to sale of the product in their state.

European Union

Veterinary medicines (which includes both prescription and over-the-counter products) must obtain a marketing authorization, or MA, before they can be imported, marketed and sold in any EU member state. In broad terms, there are four different routes for obtaining MAs: (i) a centralized EU-wide authorization procedure; (ii) national authorization procedures for each member state; (iii) a mutual recognition procedure involving at least two member states; and (iv) the decentralized procedure.

The centralized authorization route is used to obtain MAs for marketing and sale of veterinary medicines throughout all of the EU member states as well as those countries in the European Free Trade Area, or the EFTA. The European Medicines Agency, or the EMA, located in London is responsible for assessing applications made under the centralized route. The agency is responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the European Union. The agency has a specialized veterinary review section distinct from the human medical review section. The Committee for Veterinary Medicinal Products is responsible for scientific review of the submissions for pharmaceuticals and vaccines. The EMA makes the final decision on the approval of products. Once granted by the European Commission, or the EC, a centralized marketing authorization is valid in all EU member states and EFTA states. A series of Regulations, Directives, Guidelines and EU Pharmacopeia Monographs provide the requirements for approval in the European Union. In general, these requirements are similar to those in the United States, requiring demonstrated evidence of purity, safety, efficacy and consistency of manufacturing processes. The EMA works closely with the competent authorities of each member state in the regulation of veterinary medicines, including with respect to pharmacovigilance and testing for residues of veterinary medicines or illegal substances in animals and animal products.

Veterinary medicines can also be authorized on a national level through application to the relevant member state’s competent authority. If a product already has been authorized in at least one EU member state, then the mutual recognition procedure can be used to gain approval in other member states. Finally, the decentralized procedure may be used if the product is not authorized in any member state and the applicant would like authorization in several or all member states. This may occur where the centralized procedure is not mandatory, the product is not eligible for the centralized procedure or where the applicant does not wish to use the centralized procedure.

Animal feed additives must be authorized by the EC. The European Food Safety Authority, or the EFSA, assesses applications on behalf of the EC. The EFSA will analyze a sample of the feed additive and provide an opinion within six months of receiving the application. The EC will decide whether to grant or deny an authorization of the additive based upon this opinion. When authorized, all companies can (subject to any relevant third-party intellectual property rights) usually benefit from the authorization.

An EU regulation on animal medicines, which became effective in November 2018, relates to the advertising of veterinary products, in addition to various regulation that applies in individual EU member states. Health claims on animal pet food must not be misleading and claims that a food fulfills a particular nutritional need must be in line with the list of permitted claims that is published in an EU directive.

United Kingdom

The Veterinary Medicines Directorate, or the VMD is the United Kingdom’s competent national authority responsible for overseeing the regulation of veterinary medicines in the United Kingdom, or the UK. UK national applications follow an approach similar to centralized EU applications. The VMD is also responsible for post-market surveillance and adverse event reporting.

Australia

The Australian Pesticides and Veterinary Medicines Authority, or the APVMA, is an Australian government statutory authority established to centralize the registration of all agricultural and veterinary products in the Australian marketplace. Previously each state and territory government had its own system of registration. The primary legislation governing the APVMA’s activities is the Agricultural and Veterinary Chemicals Code, or the AgVet Code. The AgVet Code is in turn given force of law pursuant to the Agricultural and Veterinary Chemicals Code Act 1994 (Cth).

The APVMA assesses applications from companies and individuals seeking registration so they can import, promote and supply their products to the marketplace, and under the AgVet Code the APVMA must be satisfied that any active constituents or chemical products will not have a harmful effect on human health, the environment, occupational health and safety or trade, and that the product is effective for its intended use. Applications undergo rigorous assessment using the expertise of the APVMA’s scientific staff and drawing on the technical knowledge of other relevant scientific organizations, commonwealth government departments and state agriculture departments. Labeling standards apply and pre-approval is required by the APVMA for veterinary chemical products. In addition, all advertising and promotion of products is subject to the Australian Consumer Law, which, like the United States and European Union, emphasizes accuracy and transparency in advertising and prohibits any misleading or deceptive conduct.

If the product works as intended and the scientific data confirms that when used as directed on the product label it will have no harmful or unintended effects on people, animals, the environment or international trade, the APVMA will register the product. As well as registering new agricultural and veterinary products, the APVMA reviews older products that have been on the market for a substantial period of time to ensure they and are still effective and safe to use. The APVMA also reviews registered products when particular concerns are raised about their safety and effectiveness. The review of a product may result in confirmation of its registration or continuing registration with some changes to the way the product can be used. In some cases, the review may result in the registration of a product being cancelled and the product taken off the market.

The APVMA has the power to order compulsory product recalls, and enforcement powers to ensure compliance with the requirements of the AgVet Code.

New Zealand

All veterinary medicines, agricultural chemicals and vertebrate toxic agents imported into New Zealand must be authorized under the Agricultural Compounds and Veterinary Medicines, or the ACVM, Act and

regulations. The New Zealand Ministry for Primary Industries maintains an ACVM Register of products that have been assessed to the ACVM Act registration information requirements and considered appropriate for registration. Conditions may be applied to such registration.

The New Zealand Environmental Protection Authority, or the NZ EPA, regulates the supply and use of hazardous substances. The NZ EPA operates various hazardous substances databases which can be searched to determine what controls have been placed on particular substances. Veterinary medicines that are hazardous substances require approval under the Hazardous Substances and New Organisms Act before they can be imported or manufactured in New Zealand. Animal nutritional and animal care products are covered by a group standard approval.

Rest of world

Country-specific laws have provisions that include requirements for licensing, regulatory approvals, certain labeling, safety, efficacy and manufacturers’ quality control procedures (to assure the consistency of the products), as well as company records and reports. Many other countries’ regulatory agencies will generally refer to the FDA, the USDA, European Union and other international animal health entities, including the World Organization for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Employees

As of March 15, 2019, we have over 5,000 employees. None of our employees are covered by a collective bargaining agreement, and we believe our relations with our employees are good.

Intellectual Property

We own and use a number of trademarks, service marks and trade names that are important to our business. We believe that our trademarks are well recognized in the animal health industry and by veterinarians and, therefore, are valuable assets.

Properties

Our corporate headquarters consists of two facilities located in Portland, Maine. The first facility encompasses approximately 25,000 square feet of office space, the lease for which expires in July 2026. The second facility encompasses approximately 10,000 square feet of office space, the lease for which expires in December 2020. We also utilize approximately 50 distribution centers and approximately 75 offices throughout the world.

In August 2018, we signed two new leases for additional office and laboratory space in Portland, Maine. The first is for approximately 117,000 square feet of office space and the second is for approximately 46,000 square feet of laboratory space and will house certain compounding pharmacy operations. Pursuant to the lease agreements, the lease terms will commence at the earlier of the date on which we begin our operations in such facilities and the date on which the landlord obtains a permanent certificate of occupancy. The initial lease terms are for 20 years and include four optional five-year extensions.

In June 2018, we signed a new lease for office space in Phoenix, Arizona. The facility includes approximately 100,000 square feet of office space and will house certain compounding pharmacy operations. The lease term will commence upon the latest to occur of certain conditions related to our occupancy, receipt of 503B approvals and the availability of a portion of the space previously occupied by another tenant. The initial lease term is 13 years and three months.

Item 1A. Risk Factors

You should carefully consider the following risk factors, in addition to the other information contained in this Annual Report on Form 10-K, including the section of this report titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes. The risks described below are material risks, although not the only risks, relating to the Transactions, our business and our common stock. If any of the events described in the following risk factors and the risks described elsewhere in this Annual Report on Form 10-K occurs, our business, financial condition, results of operations and cash flows could be seriously harmed and the trading price of our common stock could decline. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of factors that are described below and elsewhere in this Annual Report on Form 10-K.

Risks Relating to the Transactions

We may not realize the anticipated revenue growth opportunities and operational synergies from the Transactions.

The benefits that we expect to achieve as a result of the Transactions will depend, in part, on our ability to realize anticipated revenue growth opportunities and operational synergies. Our success in realizing these revenue growth opportunities and operational synergies, and the timing of their realization, depends on the successful integration of the Animal Health Business and the business of Vets First Choice. Even if we are able to integrate the businesses successfully, this integration may not result in the realization of the revenue growth and operational synergies that we currently expect within the anticipated time frame or at all. For example, we may not be able to accelerate the adoption of the Vets First Choice platform by the Animal Health Business’ customers. Moreover, we may incur substantial expenses in connection with the integration of the two businesses. Such expenses are difficult to estimate accurately, and may exceed current estimates. Accordingly, the benefits from the Transactions may be offset by costs or delays incurred in integrating the businesses.

The integration of the Animal Health Business and Vets First Choice presents significant challenges.

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Animal Health Business and the Vets First Choice business. These difficulties include, among others:

•	the challenge of integrating the businesses while carrying on the ongoing operations of each business;

•	the challenge of integrating the cultures of each business;

•	the challenge of integrating the information technology systems of each business; and

•	the potential difficulty in retaining key employees and sales personnel of each business.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the businesses and may require us to incur substantial costs. Members of our senior management may be required to devote considerable time and attention to this integration process, which will decrease the time and attention they will have to manage our operations, service existing Customers, attract new customers and develop new products, services or strategies. If senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer. We cannot assure you that we will successfully or cost-effectively integrate the Animal Health Business and Vets First Choice business. The failure to do so could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We expect that we will incur significant one-time costs associated with the Transactions that could affect our period-to-period operating results.

We anticipate that we will incur significant one-time costs over the next several years as a result of the Transactions. We may not be able to quantify the exact amount of these costs or the period in which they will be incurred. Some of the factors affecting the costs associated with the Transactions include the resources required in integrating the Animal Health Business and the Vets First Choice business and the length of time during which transition services are provided to us by Henry Schein. The amount and timing of these charges, including those related to information technology infrastructure and systems integration and planning, could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce the growth opportunities and operational synergies and other benefits expected from the Transactions and such reduction may be material.

We may be unable to access equivalent benefits and services that historically have been provided by Henry Schein to the Animal Health Business.

The Animal Health Business has been able to receive benefits and services from Henry Schein and has been able to benefit from Henry Schein’s financial strength and extensive business relationships. We no longer benefit from Henry Schein’s resources, other than pursuant to the Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein and Spinco, or the Transition Services Agreement, while that agreement is in effect. While Henry Schein will provide certain services to us for a specified period of time under the Transition Services Agreement, those services are transitional in nature and it cannot be assured that we will be able to adequately replace all of the resources provided by Henry Schein to the Animal Health Business or replace them at the same cost. If we are not able to replace the resources provided by Henry Schein, are unable to replace them at the same cost or are delayed in replacing the resources historically provided by Henry Schein, there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

The Animal Health Business’ historical combined financial data are not necessarily representative of the results we would have achieved and may not be a reliable indicator of our future results.

The Animal Health Business’ historical combined financial data included in this Annual Report on Form 10-K may not reflect the results of operations and financial condition that would have been achieved had we been a combined company during the periods presented, or what our results of operations and financial condition will be in the future. Among other factors, this is because:

•

Prior to the Transactions, Henry Schein operated the Animal Health Business as part of its broader corporate organization and Henry Schein, or one of its affiliates, performed certain corporate functions for the Animal Health Business, including tax and treasury administration and certain governance functions, including internal audit and external reporting. Historical combined financial statements for the Animal Health Business reflect allocations of corporate expenses from Henry Schein for these and similar functions and may not reflect the costs that we will incur for similar services in the future.

•

The working capital and other capital required for the general corporate purposes of the Animal Health Business, including acquisitions and capital expenditures, historically have been satisfied as part of the company-wide cash management practices of Henry Schein. We will now need to generate our own funds to finance working capital or other cash requirements and may need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities or other arrangements.

•	Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a combined company.

We may be affected by significant restrictions in order to avoid significant tax-related liabilities and related indemnification obligations.

The Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Spinco, Vets First Choice and the Vets First Choice Stockholders’ Representative (as it may be amended and/or restated from time to time), or the Tax Matters Agreement, generally prohibits us from taking certain actions that could cause the Distribution and the Merger to fail to qualify as tax-free transactions. In particular, for a two-year period following the date of the Distribution, we may not (among other limitations):

•

cease, or permit certain of our wholly owned subsidiaries to cease, the active conduct of a business that was conducted immediately prior to the Distribution or from holding certain assets held at the time of the Distribution;

•

dissolve, liquidate, take any action that is a liquidation for federal income tax purposes, merge or consolidate with any other person, or permit certain of our wholly owned subsidiaries to do any of the foregoing;

•

approve or allow an extraordinary contribution to us by our stockholders in exchange for stock, redeem or otherwise repurchase (directly or indirectly) any of our stock, or amend our certificate of incorporation or other organizational documents, or take any other action, if such amendment or other action would affect the relative voting rights of our capital stock or would be inconsistent with the representations and statements made by us and Henry Schein in connection with the Opinion of Cleary Gottlieb Steen & Hamilton LLP, to the effect that the contribution of the Animal Health Business, the Distribution and certain related transactions will qualify as tax free to Henry Schein and Henry Schein stockholders for U.S. federal income tax purposes, or the Spin-off Tax Opinion; or

•

enter into any transaction or series of transactions as a result of which one or more persons would acquire (directly or indirectly) an amount of stock of Spinco (taking into account the stock of Spinco acquired pursuant to the Merger and Share Sale (as defined below)) that would reasonably be expected to cause the failure of the tax-free status of the Distribution, the Merger and certain related transactions.

In addition, we may not amend our certificate of incorporation or take any other action that would render ineffective the application of the Ownership Limitation (as defined below), and in certain circumstances this restriction may prevent us from taking certain actions even following the second anniversary of the Distribution. The Tax Matters Agreement also imposes additional obligations and restrictions on us related to the Ownership Limitation, including a requirement that we diligently enforce the provisions of the Ownership Limitation against any purported transfers in violation of its terms, and we may have an obligation to indemnify Henry Schein if we breach or otherwise fail to comply with these restrictions.

Due to these and other restrictions and indemnification obligations under the Tax Matters Agreement, we may be limited in our ability to pursue strategic transactions, equity or convertible debt financings or other transactions that may otherwise be in our best interests. Also, our potential indemnity obligations to Henry Schein might discourage, delay or prevent a change of control during this two-year period that our stockholders may consider favorable.

If the Distribution does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, including as a result of subsequent acquisitions of our stock, then we may have certain indemnification obligations which could have a material adverse effect on our business.

The Transactions were conditioned upon Henry Schein’s and our receipt of the Spin-off Tax Opinion. The parties did not obtain a private letter ruling from the IRS with respect to the Transactions, and instead intend to rely solely on the Spin-off Tax Opinion for comfort that the Spin-off and certain related transactions qualify for tax-free treatment for U.S. federal income tax purposes under the U.S. Internal Revenue Code of 1986, as amended, or the Code. The Spin-off Tax Opinion is based on, among other things, certain representations and assumptions as to factual matters, as well as certain undertakings, made by us. The failure of any factual representation or assumption to be true, correct and complete in all material respects, or any undertakings to be fully complied with, could affect the validity of the Spin-off Tax Opinion. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions set forth in the Spin-off Tax Opinion. In addition, the Spin-off Tax Opinion was based on current law, and cannot be relied upon if current law changes with retroactive effect.

If the Transactions do not qualify for their intended tax-free treatment, including as a result of our failure to comply with the restrictions in the Tax Matters Agreement or subsequent acquisitions of our stock, we may have an obligation under the Tax Matters Agreement to indemnify Henry Schein for the resulting tax liability (which may be significant). In the event we are required to indemnify Henry Schein for taxes incurred in connection with the Transactions, the indemnification obligation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our amended and restated certificate of incorporation includes a share ownership limitation that, for a two-year period following the Distribution, may prevent certain transfers of our shares.

In order to minimize the likelihood that an acquisition of our capital stock by one or more persons (or coordinating groups of persons) after the Distribution could be part of a plan or series of related transactions that includes the Distribution, our amended and restated certificate of incorporation generally prohibits, for the two-year period following the Distribution, direct or indirect beneficial ownership (taking into account applicable ownership provisions of the Code) and any agreement, understanding, or substantial negotiations to acquire beneficial ownership, by any person or persons of more than 9.8% of our outstanding common stock (or any other class or series of outstanding stock) or, in the case of certain grandfathered holders of more than the requisite percentage of such stock held by such investor, or collectively, the Ownership Limitation. Any attempted transfer of our stock which, if effective, would result in a violation of the relevant Ownership Limitation will be null and void ab initio, and will cause the shares in excess of such Ownership Limitation (rounded up to the nearest whole share) to be automatically transferred to a trust for the exclusive benefit of one or more charitable beneficiaries, and the proposed transferee would not acquire any rights in the shares. A transfer for this purpose will include not only direct transfers, but also other direct and indirect changes in beneficial ownership. The trustee of the trust will receive all distributions on, and will exercise all voting rights in respect of, the shares in trust for the exclusive benefit of the charitable beneficiary. In addition, the trustee would be empowered to sell the shares in trust to a qualified person selected by the trustee, under procedures set out in our amended and restated certificate of incorporation, with all of the net profit being received by the trustee for the exclusive benefit of the charitable beneficiary. In the event that the shares-in-trust shall have been sold by the purported transferee in an open market transaction, such sale would be deemed to have been made on behalf of the trustee and all of the net profit, if any, from such sale shall be paid by the purported transferee to the trustee for the exclusive benefit of the charitable beneficiary. The purported transferee of the shares in trust would have no right to share in any profit that may be realized in respect of such shares.

Our Board has the power to waive the relevant Ownership Limitation for specific transfers after following procedures set out in our amended and restated certificate of incorporation. However, other than in respect of certain transfers that meet certain requirements described in our amended and restated certificate of incorporation, our Board is not obligated to grant a waiver. In addition, our ability to modify the relevant restrictions set forth in our amended and restated certificate of incorporation is limited by the Tax Matters Agreement.

The Ownership Limitation is intended to help preserve the tax-free treatment of the Distribution under Section 355 of the Code, but it is possible the restriction could depress the price of shares of our common stock, and, in certain circumstances while the Ownership Limitation is in effect, could inhibit proxy contests to change our Board or delay, defer or prevent a transaction or a change in control of us that might involve a premium price for holders of our common stock or that might otherwise be in the best interest of our stockholders.

Due to the Merger, our ability to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.

Due to the Merger, our ability to use net operating losses to offset future taxable income will be further restricted and these net operating losses, or NOLs, could expire or otherwise be unavailable. As of December 31, 2017, Vets First Choice had U.S. federal and state NOLs of $50.1 million and $29.2 million, respectively, which begin to expire in 2030 and 2020, respectively. In general, under Section 382 of the Code and corresponding provisions of state law, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs to offset future taxable income. For these purposes, an ownership change generally occurs where the aggregate stock ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a specified testing period. Prior to the Merger, some of Vets First Choice’s existing NOLs were subject to limitations. Following the Merger, Vets First Choice’s existing NOLs may be subject to further limitations and we may not be able to fully use these NOLs to offset future taxable income. In addition, if we undergo any subsequent ownership change, our ability to utilize NOLs could be further limited. There is also a risk that, due to regulatory changes or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Additionally, the Tax Act (as defined below) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, U.S. federal NOLs generated after December 31, 2017 will not be subject to expiration.

Risks Relating to Our Business

We may not successfully implement our business strategies.

We are pursuing, and will continue to pursue, strategic initiatives that management considers critical to our long-term success, including: leveraging the scale, reach and infrastructure of the Animal Health Business network to accelerate the adoption of the Vets First Choice platform; increasing sales to our Customers; driving category growth; developing advanced insight and analytics and software; and enhancing Customer and Client relationships. There are significant risks involved with the execution of these initiatives, including significant business, economic and competitive uncertainties, many of which are outside of our control. Accordingly, we cannot predict whether we will succeed in implementing these strategic initiatives. It could take several years to realize the anticipated benefits from these initiatives, if any benefits are achieved at all. Additionally, our business strategy may change from time to time, which could delay our ability to implement initiatives that we believe are important to our business.

Since Customers may be hesitant to migrate or integrate their critical business systems and procedures to those provided by us, the market and the sales cycle for our technology and services may develop more slowly than we expect.

Our success depends, in part, on the willingness of Customers to adopt new technology and services. Many veterinary practices have invested substantial effort and financial resources into the information systems and procedures that support their businesses and may be reluctant or unwilling to migrate or integrate these systems with online or cloud-based, on-demand services. Other factors that may affect market acceptance of our services include:

•	the security capabilities, reliability and availability of on-demand services;

•	concerns with entrusting a third party to maintain and manage data, especially confidential or sensitive data;

•	our ability to minimize the time and resources required to implement our services;

•	our ability to maintain high levels of Customer satisfaction;

•	our ability to implement upgrades and other changes to our software without disrupting services we provide;

•	the level of customization or configuration we offer;

•	the ability to provide rapid response time during periods of intense activity on Customer websites; and

•	the price, performance and availability of competing products and services.

The market for these services may develop more slowly than we expect, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The animal health market is highly competitive and if we do not compete effectively, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The animal health market is highly competitive and rapidly changing, and we expect competition to intensify in the future. Our competitors include the animal health businesses of large pharmaceutical companies, specialty animal health businesses, animal health divisions of large distribution companies, animal health focused businesses and practice management service providers and may, in the future, include new market entrants. These competitors may have access to greater financial, marketing, technical and other resources. As a result, they may be able to devote more resources to developing, marketing and selling their products and services, initiating or withstanding substantial price competition or more readily taking advantage of acquisitions or other opportunities.

To the extent that any of our competitors are more successful with respect to any key competitive factor or we are forced to reduce, or are unable to raise, the price of any of our products or services in order to remain competitive, there could be a material adverse effect on our business, financial condition, results of operations and cash flows. Competitive pressure could arise from, among other things, limited demand growth or a significant number of additional competitive products or services being introduced into a particular market, price reductions by competitors, the ability of competitors to capitalize on their economies of scale, the ability of competitors to produce or otherwise procure animal health products at lower costs than us and the ability of competitors to access more or newer technology than us.

Changes in manufacturer sales channels for companion animal products could negatively impact our market share, margins and distribution of our products.

In most markets, companion animal owners typically purchase their animal health products directly from veterinarians. Companion animal owners increasingly have the option to purchase animal health products from sources other than veterinarians, such as online retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. Companion animal owners also could decrease their reliance on, and visits to, veterinarians as they rely more on online animal health information. Because we market our companion animal prescription products through the veterinarian channel, both in-office and through our online platform, any decrease in reliance on and visits to veterinarians by companion animal owners could reduce our market share for such products and have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, companion animal owners may substitute human health products for animal health products if human health products are deemed to be lower-cost alternatives.

Because substantially all of the products that we distribute and sell are not manufactured by us, we are dependent upon third parties for the manufacture and supply of substantially all of our products.

We obtain substantially all of our products from third parties. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request or at all. Additionally, certain key suppliers, in the aggregate, supply a significant portion of the products we sell. In addition, we currently purchase many products and materials from single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include branded and patented products from major pharmaceutical manufacturers, including Bayer AG, Boehringer Ingelheim International GmbH (Boehringer Ingelheim), Elanco Animal Health Incorporated, Merck & Co., Inc. and Zoetis, Inc., among others. If we are unable to obtain adequate quantities of products in the future from single-source suppliers, we may be unable to supply the market, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Additionally, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including the manufacturers’ failure to comply with applicable government requirements. The failure of manufacturers of products regulated by the FDA, the DEA or other governmental agencies to meet these requirements could result in product recall, cessation of sales or other market disruptions. In the event that any of our third-party suppliers were to become unable or unwilling to continue to provide the products in our required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. An extended interruption in the supply of our products, especially any high sales volume product, could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business. We may incur substantial additional indebtedness, which could further exacerbate the risks to our financial condition.

Based on outstanding indebtedness of Vets First Choice and the Animal Health Business as of December 29, 2018, and after giving effect to the term loan A debt financing incurred by Spinco on February 7, 2019 in an aggregate principal amount of $1,200,000,000, or the Initial Spinco Debt Financing, and the revolving credit facility in the aggregate principal amount of up to $300,000,000 entered into by Spinco on February 7, 2019, or the Additional Spinco Financing, we have approximately $1.175 billion in total indebtedness outstanding as of the date of this Annual Report on Form 10-K, net of debt issuance costs of approximately $25.0 million.

We may incur significant additional indebtedness in the future, including secured indebtedness. Although the agreements governing the Initial Spinco Debt Financing and the Additional Spinco Financing contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

Our current level of pro forma indebtedness, and any additional indebtedness, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including the following:

•	limiting our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•

requiring that a substantial portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including working capital, capital expenditures and future business opportunities;

•	making it more difficult for us to make payments on our indebtedness or satisfy other obligations;

•	limiting our ability to make the expenditures necessary to complete the integration of the Animal Health Business and Vets First Choice;

•	limiting our ability to adjust to changing market conditions and placing us at a competitive disadvantage compared to our competitors that have less debt; and

•	increasing our vulnerability to a downturn in general economic conditions or in our business, and making us unable to carry out capital spending that is important to our growth.

The agreements governing our indebtedness contain restrictive covenants, which restrict our operational flexibility.

The agreements governing the Initial Spinco Debt Financing, the Additional Financing and any additional indebtedness contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including financial and other restrictive covenants that will limit our ability to:

•	incur additional indebtedness or guarantees, or issue certain preferred shares;

•	pay dividends, redeem stock or make other distributions;

•	repurchase, prepay or redeem subordinated indebtedness;

•	make investments or acquisitions;

•	create liens;

•	make negative pledges;

•	consolidate or merge with another company;

•	sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with affiliates; and

•	change the nature of our business.

The agreements governing the Initial Spinco Debt Financing and the Additional Financing also contain other restrictions customary for facilities of this nature.

Our ability to borrow additional amounts under the agreements governing the Initial Spinco Debt Financing and the Additional Financing will depend upon satisfaction of these covenants. Events beyond our control could affect our ability to meet these covenants. Our failure to comply with obligations under the agreements governing the Initial Spinco Debt Financing, the Additional Financing and any additional indebtedness, may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause us to become bankrupt or insolvent.

We may require financing to fund our ongoing operations and capital expenditures, the availability of which is highly uncertain.

The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers.

Our business will require expenditures to develop enhancements to our platforms and add new businesses complementary to our product lines. In the future we may engage in transactions that depend on our ability to obtain financing. We may also seek financing to fund our ongoing operations.

Depending upon conditions in the financial markets and/or the our financial performance, we may not be able to raise additional capital on favorable terms, or at all. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.

Many of our Customers and their Clients are price sensitive, and if the prices for our products and services are unacceptable to them, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Many of our Customers and their Clients are price sensitive. As the market for our services matures, or as new competitors introduce new products or services that compete with us, we may be unable to retain our existing Customers or attract new customers on the basis of the same price pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We may lose Customers and have difficulty attracting new customers if we have defects or disruptions in our service or if we provide poor service.

Because we deliver online and cloud-based applications as a service, errors or defects in the software applications underlying the service, or a failure of our hosting infrastructure, may render the service unavailable to Customers. Since our Customers will use our platform to manage critical aspects of their businesses, any errors, defects, disruptions in service or other performance problems with the platform, whether in connection with the day-to-day operation of the platform, upgrades or otherwise, could damage the Customers’ businesses. If we experience any errors, defects, disruptions in service or other performance problems with our online and cloud-based services, Customers could delay or withhold payment or stop doing business with us, and our business, results of operations and reputation could be harmed.

If our information systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, are subject to cyberattacks or fail for any extended period of time or unauthorized access is obtained to a Customer’s or their Client’s data, we may incur significant liabilities, our service may be perceived as not being secure, Customers may curtail or stop using our products or services and our results of operations could be materially adversely affected.

The services we offer involve the maintenance of our Customers’ and their Client’s sensitive information. In addition, we rely on information systems, or IS in our business to obtain, rapidly process, analyze, manage and store data to, among other things:

•	maintain and manage systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers;

•	receive, process and ship orders on a timely basis;

•	manage the accurate billing and collections for thousands of Customers; and

•	process payments to suppliers.

Information security risks have generally increased in recent years, and a third-party action, employee error, malfeasance or other event that bypasses our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and/or the loss of business, customer or client information resulting in a material adverse effect on our business. Because techniques used to obtain unauthorized access to, or to sabotage, IS security systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

In addition, we develop products and provide services to our Customers that are technology-based, and a cyberattack that bypasses the IS security systems of our products or services causing a security breach and/or perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our Customers, their clients and/or governmental agencies. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our Customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our Customers, their clients and/or governmental agencies and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

Additionally, legislative or regulatory action related to cybersecurity may increase our costs to develop or implement new technology-based products and services.

Risks associated with these and other actual or perceived IS security breaches may include, among other things:

•	the theft, destruction, loss, misappropriation or release of confidential data or intellectual property;

•	operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities;

•	the need to continually evolve procedures and safeguards to meet new IS challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on us;

•	claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses; and

•	negative publicity resulting in reputation or brand damage with our Customers or their Clients, suppliers or industry peers or the loss of sales or Customers.

We store, process and use information collected from or about our Customers and their Clients that subjects us to legislative and regulatory burdens and may expose us to liability and/or potential objections from such Customers and Clients, and our actual or perceived failure to adequately protect or appropriately use data could harm our brand, our reputation in the marketplace and our business.

Because we collect, store, process and use data, some of which contain personal information, we are subject to complex and evolving laws and regulations relating to privacy, data protection and other matters related to personal information. Failure to abide by these laws, regulations and standards could expose us to breach of contract claims, investigations, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Our Customers and their Clients may also object to or opt out of the collection and use of their data, which may harm our business.

Certain states in which we operate, including California, and countries outside of the United States have adopted or may in the future adopt new regulations governing handling, storage, use and protection of personal information. Both in the United States and abroad, these laws and regulations continue to evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. If we fail to comply with such laws and regulations, we could be required to make significant changes to our products or services, or incur substantial fines, penalties or other liabilities. For example, if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our products and services or privacy practices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The costs of compliance with, and the other burdens imposed by, new or existing laws or regulatory actions may prevent us from selling our products or services, or increase the costs of doing so, and may affect our ability to invest in or develop products or services. In addition, a determination by a court or government agency that any of our practices do not meet these standards could result in liability or negative publicity, and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the European Parliament and the Council of the European Union have adopted the EU General Data Protection Regulation, or the GDPR, effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope or responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe, or Data Subjects, or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of total company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires, with respect to personal data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. Our efforts to implement programs and controls that comply with the GDPR are likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our products or services in response to new requirements or interpretations of the requirements, will be accepted as compliant by applicable regulatory authorities.

Successful claims for misappropriation or release of confidential or personal data brought against us or fines or other penalties assessed or any claim that results in significant adverse publicity against us could have a material adverse effect on our business and reputation.

We may launch branding or rebranding initiatives that may involve substantial costs and may not be favorably received by Customers.

We now operate under the name “Covetrus, Inc.” In connection with this name change, we have incurred substantial costs, and may in the future incur substantial additional costs, in rebranding our products and services, and we may not be able to achieve or maintain brand name recognition or status under the new brand that is comparable to the recognition and status previously enjoyed by the Animal Health Business and Vets First Choice separately. The failure of any such rebranding initiative could adversely affect our ability to attract and retain customers, which could cause us not to realize some or all of the benefits contemplated by us to result from the Merger.

Many of our Customers are small and medium-sized businesses, which can be challenging to cost-effectively reach, acquire and retain.

We market and sell many of our services to veterinary practices and clinics, which are typically small or medium-sized business, or SMBs. To grow our business, we must develop new customers, sell additional services to existing Customers and encourage existing Customers to remain on our platform. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers:

•	are more price sensitive;

•	are more difficult to reach with broad marketing campaigns; and

•	often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

If we are unable to cost-effectively market and sell our services to our target customers, our ability to grow our business will be harmed.

Our business is subject to risk based on global economic conditions.

Macroeconomic, business and financial disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain of our Customers, their Clients and our suppliers could be affected directly by an economic downturn and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from Customers. If one or more of our large Customers discontinue their relationship with us as a result of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses. In addition, economic concerns may cause some Pet Owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet.

A significant portion of our operations is conducted in foreign jurisdictions and is subject to the economic, political, legal and business environments of the countries in which we do business. Risks associated with such international operations could negatively affect our business, financial condition, results of operations and cash flows.

We have significant operations outside of the United States. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to a number of risks and uncertainties, including:

•

compliance with governmental controls, trade restrictions, restrictions on direct investments, quotas, embargoes, import and export restrictions, tariffs, duties, and regulatory and licensing requirements by domestic or foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury;

•	difficulties in building, staffing and managing foreign operations (including a geographically dispersed workforce) and maintaining compliance with foreign labor laws;

•

burdens to comply with, and different levels of protection offered by, multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements and intellectual property;

•	changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our Customers;

•	political and social instability, including crime, civil disturbance, terrorist activities, armed conflicts and natural and other disasters;

•

ongoing instability or changes in a country’s or region’s regulatory, economic or political conditions, including as a result of the United Kingdom’s June 2016 vote and formal notice in March 2017 to leave the European Union, or Brexit, and any other similar referenda or actions by other European Union member countries;

•

local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the Foreign Corrupt Practices Act and other anti-corruption laws and regulations;

•	longer payment cycles and increased exposure to counterparty risk;

•	disruptions in transportation of our products or our supply chain; and

•	the differing product and service needs of foreign Customers.

The multinational nature of our business subjects us to potential risks that various taxing authorities may challenge the pricing of our cross-border arrangements and subject us to additional tax, adversely impacting our effective tax rate and our tax liability.

In addition, international transactions may involve increased financial and legal risks due to differing legal systems and customs. Compliance with these requirements may prohibit the import or export of certain products and technologies or may require us to obtain a license before importing or exporting certain products or technology. A failure to comply with any of these laws, regulations or requirements could result in civil or criminal legal proceedings, monetary or non-monetary penalties, or both, disruptions to our business, limitations on our ability to import and export products and services, and damage to our reputation.

While the impact of these factors is difficult to predict, any of them could have a material adverse effect on our business, financial condition, results of operations and cash flows. Changes in any of these laws, regulations or requirements, or the political environment in a particular country, may affect our ability to engage in business transactions in certain markets, including investment, procurement and repatriation of earnings.

Our business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Approximately 49% of our pro forma net sales for the Animal Health Business in fiscal 2018 was to Customers outside the United States. Changes in non-U.S. currencies relative to the U.S. dollar impact our sales, profits, assets and liabilities. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable translation effects when the operating results of our non-U.S. business activity are translated into U.S. dollars and could cause our results of operations to differ from our expectations and the expectations of our investors. For our international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products and services less competitive in international markets. Alternately, a weakening of the currencies in which sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets. In addition, the impact of currency devaluations in countries experiencing high inflation rates or significant currency exchange fluctuations could negatively impact our operating results. While we may use financial instruments to mitigate the impact of fluctuations in currency exchange rates on our cash flows, unhedged exposures would continue to be subject to currency fluctuations.

Our business is subject to substantial regulation.

Our pharmacy and supply chain businesses are impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, marketing and labeling of prescription drugs and related services; DEA and/or state regulation affecting the sale and distribution of controlled substances; and statutes and regulations related to the sale and marketing of animal drugs, pet food, insecticides and devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy and supply chain operations, which would materially harm our business and prospects. Further, our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and/or could require that we incur significantly increased costs in order to comply with such regulations.

The status of compounded animal drugs is uncertain. Currently, the FDA exercises enforcement discretion for unapproved compounded animal drugs. In 2015, the FDA revoked its Compliance Policy Guide regarding animal drug compounding and published a draft guidance proposing to strictly limit the circumstances under which the FDA would permit compounding of veterinary drug products. The FDA withdrew this draft guidance in November 2017. It has stated that it will issue a new draft guidance in the future. These and other restrictions on the activities of compounding pharmacies may limit the available market for compounded formulations from bulk substances for animal use, as compared to the market available for the FDA-approved animal drugs.

The marketing and sale of compounded formulations is subject to and must comply with state statutes and regulations governing compounding pharmacies. These statutes and regulations include, among other things, restrictions on compounding in advance of receiving an animal-specific prescription, restrictions on compounding drugs that are essentially copies of FDA-approved drugs, restrictions on compounding drug products for office use, and restrictions on wholesaling. These and other restrictions on the activities of compounding pharmacies may significantly limit the market available for compounded formulations, as compared to the market available for FDA-approved drugs.

Legislation may be proposed in the United States or other jurisdictions in the future that could impact the distribution channels for our companion animal products. For example, such legislation may require veterinarians to provide Pet Owners with written prescriptions and disclosure that the Pet Owner may fill prescriptions through a third party, which may further reduce the number of Pet Owners who purchase their animal health products directly from veterinarians. Such requirements may lead to increased use of generic alternatives to our products or the increased substitution of our products with other animal health products or human health products if such other products are deemed to be lower-cost alternatives. Any of these events could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The sale and distribution of our products is also regulated in most or all jurisdictions outside the United States where our business operates. Local regulations on sale and distribution may be tightened, for example regarding labelling or quality of transportation, which may increase our costs of doing business. In particular, in the European Union, a revision of the current legislation on veterinary medicinal products is under way, proposing a new EU regulation on veterinary medicinal products that would be uniformly applicable throughout the European Union. The current draft legislation proposes to limit the use of antibiotics, to tighten importation rules, and to impose stricter pharmacovigilance standards. If adopted as proposed, the new regulation may have a material adverse effect on the sale of our products in the European Union; it furthermore may increase the compliance requirements for our business in the European Union with resulting costs. In addition, the uncertainty over Brexit and the question whether our business will continue to be able to freely sell and distribute between the United Kingdom and the European Union may affect our business in Europe.

If a compounded drug formulation provided through our compounding pharmacy services leads to injury or death or results in a product recall, we may be exposed to liabilities or reputational harm.

The success of our compounding pharmacy services is dependent upon perceptions of us and the safety and quality of our products and services. We could be adversely affected if we or any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other veterinary compounding pharmacies prove to be, or are asserted to be, harmful. For instance, to the extent any of the components of approved drugs or other ingredients used to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. Also, because of our dependence upon veterinarian and client perceptions, any adverse publicity associated with illness or other adverse effects resulting from the use or misuse of our products, any similar products sold by other companies or any products sold by veterinary compounding pharmacies could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Assertions by a third party that we are infringing its intellectual property, whether successful or not, could subject us to costly and time-consuming litigation or expensive licenses.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The preparation or sale of our products may infringe on the patent rights of others. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technology may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, it cannot be certain that any such patents will not be challenged, invalidated or circumvented. These types of claims could harm our relationships with our Customers, may deter future Customers from using our services or could expose us to litigation for such claims.

Any intellectual property rights claims against us, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our services to Customers and may require the procurement or development of substitute services that do not infringe.

As a result of intellectual property rights claims against us, we may have to pay damages or stop using technology or formulation found to be in violation of a third party’s rights. We may have to seek a license for the intellectual property, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

In addition, we use open source software in our platform and will use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software, or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional product, technology, and development resources to change our platform or services, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Loss of our executive officers or other key personnel could disrupt our operations and our inability to attract and retain qualified personnel could harm our business.

Our success depends on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officer or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our business, financial condition, results of operations and cash flows. Our future success also depends on our ability to attract, retain and motivate talented technical, managerial, sales, marketing and service and support personnel. Competition for sales, marketing and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Tax legislation could materially adversely affect our financial results.

We are subject to the tax laws and regulations of the United States federal, state and local governments, as well as foreign jurisdictions. From time to time, various legislative initiatives may be proposed that could materially adversely affect our tax positions. There can be no assurance that our effective tax rate will not be materially adversely affected by legislation resulting from these initiatives.

On December 22, 2017, the Tax Act was enacted in the United States, which among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limited the ability to deduct net interest expense to 30% of adjusted earnings, in addition to making other significant changes to corporate and international tax provisions. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be materially adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax law.

Risks Relating to Our Common Stock

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations, and you may be unable to resell your shares at or above the price at which you acquired them, or at all.

Prior to the Distribution Date (as defined below), there was no public market for our common stock. A limited market, commonly known as a “when-issued” trading market, for our common stock developed on February 4, 2019 under the symbol “CVETV,” and “regular-way” trading of our common stock began on February 8, 2019. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•	quarterly variations in our revenues and operating expenses;

•	developments in the financial markets and worldwide or regional economies;

•	announcements of innovations or new products or services by us or our competitors;

•	announcements by the government relating to regulations that govern our industry;

•	significant sales of our common stock or other securities in the open market;

•	variations in interest rates;

•	changes in the market valuations of other comparable companies; and

•	changes in accounting principles.

If securities or industry analysts publish unfavorable research about us or cease to provide coverage of us, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research reports that securities or industry analysts publish about us and our business. If one or more of the securities and industry analysts who cover our stock downgrades the stock or publishes unfavorable research about us, the stock price would likely decline. If one or more of these analysts ceases coverage of us or fails to publish reports on us regularly, demand for our stock could decrease, which could cause the stock price or trading volume to decline.

Fluctuations in our quarterly or annual operating results may cause our stock price to decline.

Our quarterly and annual operating results may fluctuate significantly in the future, due to a number of factors, including: seasonality of certain product lines; changes in foreign currency exchange rates; changes in our accounting estimates; timing of operating expenditures; and timing of regulatory approvals and licenses, which could adversely impact the value of our common stock. Furthermore, our results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if any forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue and/or earnings guidance we may provide.

Failure to establish and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our stated operating results and harm our reputation.

The financial results of the Animal Health Business previously were included within the consolidated results of Henry Schein, and neither we nor Vets First Choice have been subject to the reporting and other requirements of the Exchange Act. As a result of the Transactions, we became an independent, publicly traded company and are subject to reporting and other obligations under the Exchange Act. The Exchange Act requires that we file annual, quarterly and current reports with respect to our business and financial condition. We are responsible for ensuring that all aspects of our business comply with the Sarbanes-Oxley Act. Under the Sarbanes-Oxley Act, we are required to maintain effective disclosure controls and procedures and internal control over financial reporting. In addition, our management will be required to: (i) assess the effectiveness of our internal control over financial reporting; (ii) certify that the quarterly and annual financial reports fully comply with Exchange Act requirements and the information contained in the reports fairly presents, in all material respects, the financial conditions and results of operations of our business; and (iii) obtain a report by an independent registered public accounting firm attesting our management’s assessments of internal control over financial reporting, subject to applicable phase-in periods.

To comply with these requirements, we may need to upgrade and implement additional internal controls, reporting systems, information technology systems and procedures, and hire additional accounting, legal and finance staff. We expect to incur additional annual expenses for the purpose of addressing these requirements, and those expenses may be significant. If we are unable to upgrade our internal controls, reporting systems, information technology systems and procedures in a timely and effective fashion, our ability to comply with our financial reporting requirements and other rules that apply to reporting companies under the Exchange Act and the Sarbanes-Oxley Act could be impaired. Any failure to achieve and maintain effective internal controls and disclosure controls and procedures could have a material adverse effect on the market for our common stock.

Sales of our common stock may negatively affect its market price.

It is likely that some stockholders may sell our common stock received in the Transactions for various reasons such as if our business profile or market capitalization as a combined company does not fit their investment objectives. The sales of significant amounts of our common stock or the perception in the market that this will occur may result in a decrease in the market price of our common stock.

Certain former stockholders of Vets First Choice holding approximately 17.3% of our common stock are subject to a six-month lock-up period following February 7, 2019, or the Closing Date, with respect to the shares of our common stock they received in the Merger pursuant to a voting and support agreement. These shares will be not be restricted securities within the meaning of Rule 144 under the Securities Act after the expiration of the lock-up period and, unless held by our affiliates, may subsequently be sold into the public market without restriction. If some or all of these shares are sold, or if it is perceived that they will be sold, in the public market, the price of our common stock could decline substantially.

We do not intend to pay dividends on our common stock and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not intend to declare and pay dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth, to develop our business, for working capital needs and for general corporate purposes. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future and the success of an investment in shares of our common stock will depend upon any future appreciation in their value. There is no guarantee that shares of our common stock will appreciate in value or even maintain the value of shares received in connection with the Transactions. In addition, Delaware law or the agreements governing our indebtedness may impose requirements that may restrict our ability to pay dividends to holders of our common stock.

Under our amended and restated certificate of incorporation, our non-employee directors generally have no obligation to offer us corporate opportunities.

Our amended and restated certificate of incorporation addresses potential conflicts of interest with respect to corporate opportunities and transactions that are presented to, or which otherwise come into the possession of, any of our directors who is not also one of our employees or an employee of any of our subsidiaries. Under our amended and restated certificate of incorporation, we renounce any interest or expectancy in such corporate opportunities unless they were presented to a non-employee director expressly and solely in such person’s capacity as one of our directors.

Anti-takeover provisions in our amended and restated certificate of incorporation and amended and restated by-laws could discourage, delay or prevent a change of control and may affect the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay or prevent a change in our management or control over us that stockholders may consider favorable. For example, the amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board without approval of stockholders;

•	for the first three years following the Merger until the 2022 annual meeting of stockholders, divide our Board into three classes, serving staggered terms of one, two and three years, respectively;

•

limit the ability of stockholders to remove directors by requiring the affirmative vote of holders of at least two-thirds of the outstanding shares of our capital stock then entitled to vote for removal and, until the 2022 annual meeting of stockholders, permitting directors to be removed only with cause;

•	provide that vacancies on our Board may be filled only by a majority vote of directors then in office;

•	prohibit stockholders from calling special meetings of stockholders;

•	prohibit stockholder action by written consent;

•

establish advance notice requirements for stockholder nominations of candidates for election as directors before an annual or special meeting of our stockholders or to bring other business before an annual meeting of our stockholders;

•

subject us to Section 203 of the DGCL, which will prohibit us from engaging in business combinations with certain “interested stockholders” for three years following the date such stockholder became interested unless certain criteria are met; and

•

require the approval of holders of at least two-thirds of the outstanding shares of our capital stock then entitled to vote to amend the amended and restated certificate of incorporation and the amended and restated by-laws.

These provisions may prevent our stockholders from receiving the benefit from any premium to the market price of the common stock offered by a bidder in a takeover context. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of the common stock if the provisions are viewed as discouraging takeover attempts in the future. The amended and restated by-laws also make it difficult for stockholders to replace or remove management by giving our Board the sole ability to elect and remove officers. These provisions may facilitate management entrenchment that may delay, deter, render more difficult or prevent a change in our control, which may not be in the best interests of the stockholders.

Our amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware, or if the Court of Chancery does not have jurisdiction, the federal district court for the District of

Delaware or other state courts of the State of Delaware (each such court, as applicable, the “Selected Forum”), as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Our amended and restated certificate of incorporation provides that the Selected Forum will be the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our current or former directors, officers, employees or stockholders, (iii) any action asserting a claim against us arising under the DGCL, our amended and restated certificate of incorporation or our amended and restated by-laws or as to which the DGCL confers jurisdiction on a Selected Forum, (iv) any action asserting a claim against us that is governed by the internal affairs doctrine, (v) any action to interpret, apply, enforce or determine the validity of our amended and restated certificate of incorporation or our amended and restated by-laws, or (vi) any other action asserting an “internal corporate claim” under Section 115 of the DGCL. If a stockholder files any of the preceding actions in a court other than a court located within the State of Delaware (a “Foreign Action”), such stockholder shall be deemed to have consented to (x) the personal jurisdiction of the Selected Forum in connection with any action brought in such court to enforce the choice of forum provision and (y) having service of process made upon such stockholder in any such enforcement action by service upon the stockholder’s counsel (as such stockholder’s agent) in the foreign action. By becoming a holder of our common stock, a person will be deemed to have notice of and have consented to the provisions of our amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our corporate headquarters consists of two facilities located in Portland, Maine. The first facility encompasses approximately 25,000 square feet of office space, the lease for which expires in July 2026. The second facility encompasses approximately 10,000 square feet of office space, the lease for which expires in December 2020. We also utilize approximately 50 distribution centers and approximately 75 offices throughout the world.

In August 2018, we signed two new leases for additional office and laboratory space in Portland, Maine. The first is for approximately 117,000 square feet of office space and the second is for approximately 46,000 square feet of laboratory space and will house certain compounding pharmacy operations. Pursuant to the lease agreements, the lease terms will commence at the earlier of the date on which we begin our operations in such facilities and the date on which the landlord obtains a permanent certificate of occupancy. The initial lease terms are for 20 years and include four optional five-year extensions.

In June 2018, we signed a new lease for office space in Phoenix, Arizona. The facility includes approximately 100,000 square feet of office space and will house certain compounding pharmacy operations. The lease term will commence upon the latest to occur of certain conditions related to our occupancy, receipt of 503B approvals and the availability of a portion of the space previously occupied by another tenant. The initial lease term is 13 years and three months.

We believe that our existing facilities are adequate for our near-term needs, but if we need additional space as we grow and expand our operations. We believe that suitable additional or alternative office space would be available as required in the future on commercially reasonable terms.

We own or lease the following properties with more than 40,000 square feet:

Property	Location	Own or Lease	Approximate Square Footage	Lease Expiration Date
Office	Dublin, Ohio	Lease	66,000	November 30, 2020
Office and Distribution Center	Cujik, Netherlands	Lease	146,000	May 31, 2022
Office and Distribution Center	Auckland, New Zealand	Lease	89,000	March 31, 2026
Office and Distribution Center	Beringen, Belgium	Lease	89,000	December 31, 2020
Office and Distribution Center	Prague Rudna, Czech Republic	Lease	55,000	January 31, 2026
Office and Distribution Center	Kurim-Blanenska, Czech Republic	Lease	53,000	January 31, 2021
Distribution Center	Copenhagen, Denmark	Own	157,000	N/A
Distribution Center	Fort Worth, Texas	Lease	120,000	May 31, 2021
Distribution Center	Lexington, Kentucky	Lease	77,000	November 30, 2024
Distribution Center	Visalia, California	Lease	58,000	August 31, 2021
Distribution Center	Des Moines, Iowa	Lease	50,000	November 5, 2022
Distribution Center	Southaven, Mississippi	Lease	48,000	November 30, 2024
Distribution Center	Richmond, Virginia	Lease	48,000	October 31, 2024
Distribution Center	Harrisburg, Pennsylvania	Lease	46,000	July 31, 2023
Distribution Center	Nocross, Georgia	Lease	42,000	December 31, 2020
Distribution Center	Albany, New York	Lease	40,000	April 30, 2021
Distribution Center	Tualatin, Oregon	Lease	40,000	December 31, 2021

The properties listed in the table above are our principal properties primarily used by our supply chain segment. In addition, we lease numerous other distribution, office, showroom and sales space in locations throughout our global operations.

We believe that our properties are in good condition, are well maintained and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.

Item 3.	Legal Proceedings

From time to time, we may become a party to other legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion none of our pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity or results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “CVET” since February 8, 2019. Prior to that date, there was no public trading market for our common stock. A “when-issued” trading market for our common stock existed between February 4, 2019 and February 7, 2019 under the symbol “CVETV”.

Holders of Common Stock

As of March 15, 2019, there were 438 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 29, 2018, we did not have any equity compensation plans.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

As of December 29, 2018, we did not have any securities outstanding.

Recent Sales of Unregistered Securities

On December 25, 2018, we and Henry Schein entered into a Stock Subscription and Purchase Agreement, or the “Share Sale Agreement, with the selling stockholders, who are “accredited investors,” as such term is defined in Rule 501(a) promulgated pursuant to the Securities Act of 1933, as amended, or the Securities Act, whereby we, subject to the terms and conditions of the Share Sale Agreement and prior to the Distribution, issued shares of our common stock representing in the aggregate 9.9% of the issued and outstanding shares of our common stock, which was equal to 11,008,129 shares of common stock at the time of the sale, at an aggregate offering price of $361,090,029, to the selling stockholders in a transaction that was exempt from registration under the Securities Act. We refer to this transaction as the Share Sale. We relied on the exemption from registration under the Securities Act provided by Section 4(a)(2) for the issuance of shares of our common stock to the selling stockholders.

The consummation of the Share Sale was subject to the satisfaction or waiver of certain customary closing conditions and the proceeds of the Share Sale were paid to Spinco and distributed to Henry Schein. In connection with the Share Sale, Spinco entered into a registration rights agreement, or the Registration Rights Agreement, whereby, pursuant to the terms of the Registration Rights Agreement, the selling stockholders were granted certain registration rights. In connection with Spinco’s execution of the Registration Rights Agreement, Henry Schein agreed to reimburse Vets First Choice and Spinco for certain costs they incurred and to indemnify Vets

First Choice and Spinco for certain losses they may incur, each in connection with any resale registration statement filed by Spinco pursuant to the Registration Rights Agreement. The foregoing descriptions of the Share Sale Agreement and the Registration Rights Agreement are qualified in their entirety by reference to the full texts of such agreements, which are filed as exhibits to our registration statement on Form S-1, filed on February 7, 2019.

Issuer Purchases of Equity Securities

Not applicable.

Item 6.	Selected Financial Data

The following selected financial data, with respect to our financial position and results of operations for each of the five fiscal years in the period ended December 29, 2018, set forth below, has been derived from, should be read in conjunction with and is qualified in its entirety by reference to, our combined financial statements and notes thereto. The selected financial data presented below should also be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data.”

	Years ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
	(in thousands, except per share data)
Income Statement Data:
Net sales	$3,777,994	$3,579,795	$3,353,160	$2,978,328	$2,951,694
Gross profit	684,112	652,025	619,913	530,018	476,926
Selling, general and administrative expenses	538,469	516,703	488,816	417,867	376,578
Restructuring costs	8,545	—	7,269	8,344	—
Operating income	137,098	135,322	123,828	103,807	100,348
Other income, net	6,079	3,447	2,966	4,689	7,528
Income before taxes and equity in earnings of affiliates	143,177	138,769	126,794	108,496	107,876
Income taxes(1)	(37,028)	(48,019)	(27,938)	(24,268)	(23,733)
Equity in earnings of affiliates	1,233	1,294	1,408	760	329
Net income	107,382	92,044	100,264	84,988	84,472
Less: Net income attributable to noncontrolling interests	(6,521)	(27,690)	(29,966)	(24,664)	(24,645)
Net income attributable to the Animal Health Business	$100,861	$64,354	$70,298	$60,324	$59,827
Earnings per share attributable to the Animal Health Business
Basic(2)	$1.41	$0.90	$0.98	$0.84	$0.84
Diluted(2)	$1.40	$0.89	$0.98	$0.84	$0.83

	Years ended
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
	(in thousands)
Net Sales by Market Data:
Supply chain(3)	$3,677,188	$3,479,327	$3,254,475	$2,921,990	$2,898,611
Technology and value-added services(4)	100,806	100,468	98,685	56,338	53,083

Total	$3,777,994	$3,579,795	$3,353,160	$2,978,328	$2,951,694

	As of
	December 29, 2018	December 30, 2017	December 31, 2016	December 26, 2015	December 27, 2014
	(in thousands)
Balance Sheet data:
Total assets	$2,233,084	$2,217,020	$1,991,124	$1,862,179	$1,709,082
Long-term debt	23,529	23,529	25,831	23,922	27,604
Redeemable noncontrolling interests	92,432	366,554	322,070	275,759	309,540
Total equity	1,493,617	1,257,239	1,120,146	1,056,520	923,228

(1)	See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” herein and the combined financial statements and related notes contained in Item 8.
(2)

On February 7, 2019, Henry Schein, Inc. distributed approximately 71 million shares of Covetrus common stock to its shareholders. The computation of basic earnings per common share (“EPS”) for all periods disclosed was calculated using the shares distributed by Henry Schein on February 7, 2019 totaling 71 million. The weighted average number of shares outstanding for diluted EPS for periods prior to the separation included 0.5 million of diluted common share equivalents for restricted stock and restricted stock units as these share-based awards were previously issued by Henry Schein and outstanding at the time of separation and were assumed by Covetrus following the separation.

(3)

The supply chain segment includes the distribution of pharmaceuticals, nutrition products, consumable products, diagnostic tests, small and large equipment, laboratory products and surgical products, among others.

(4)

The technology and value-added services segment consists of technology services, which include practice management software systems and computer hardware for animal health customers as well as software support, data driven applications, training and education, client communication services and value-added services.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Where You Can Find Important Information

We may disclose important information through one or more of the following channels: SEC filings, public conference calls and webcasts, press releases, and the social media channels identified on the Newsroom page of our website.

Overview

The Animal Health Business is one of the world’s largest veterinary supply chain, technology and software providers to the animal health market, with leading positions in North America, Europe and Australasia and growing businesses in South America and Asia. The Animal Health Business utilizes a multi-channel approach centered primarily on promoting veterinarians as the source of clinical expertise that benefits animals and the people that care for them. The Animal Health Business serves animal health practitioners, providers and producers through the distribution of pharmaceuticals, vaccines, supplies and equipment and by the development, sale and distribution of veterinary practice management software and related solutions and services. The Animal Health Business served approximately 100,000 customers in over 100 countries and had net sales of approximately of $3.8 billion for the fiscal year ended December 29, 2018.

Segments

The Animal Health Business conducts its business through two reportable segments: (i) supply chain and (ii) technology and value-added services. For the fiscal year ended December 29, 2018, the Animal Health Business’ supply chain segment and its technology and value-added services segment made up approximately 97% and 3%, respectively, of its net sales.

The supply chain segment includes the distribution of pharmaceuticals, nutrition products, consumable products, diagnostic tests, small and large equipment, laboratory products and surgical products, among others. The technology and value-added services segment consists of technology services, which include practice management software systems and computer hardware for animal health customers as well as software support, data driven applications, training and education, client communication services and value-added services.

Trends and key factors affecting the performance and financial conditions of the Animal Health Business

The Animal Health Business is now an independent, publicly traded company in connection with the Separation and Merger with Vets First Choice. By separating from Henry Schein, the Animal Health Business is now responsible for the costs and governance associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations and public reporting.

Terms with key suppliers. Each year, suppliers in the veterinary channel engage in negotiations with the Animal Health Business regarding pricing terms, including performance rebates and other growth incentives. The results of these negotiations can have a material impact on the financial performance of the Animal Health Business on an annual basis.

Veterinary visits and pet owner willingness to spend. The health of the business of in-office veterinary care is a critical determinant in the financial performance of the Animal Health Business, both with respect to the number of visits by pet owners as well as their desire and ability to spend on preventative and therapeutic treatments and procedures. Because we market our companion animal prescription products through the veterinarian channel, both in-office and through our online platform, any decrease in reliance on and visits to veterinarians by companion animal owners could reduce our market share for such products and have a material adverse effect on our business, financial condition, results of operations and cash flows.

Seasonality

The Animal Health Business’ quarterly sales and operating results have varied from period to period in the past, and will likely continue to do so in the future. In the companion animal market, sales of parasite protection products have historically tended to be stronger during the second and third fiscal quarters, primarily due to an increase in vector-borne diseases during those quarters. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase large animal health products earlier than when those products are needed. This kind of early purchasing may reduce the Animal Health Business’ sales in the quarters these purchases would have otherwise been made. The sales of large animal products can also vary due to changes in commodity prices and weather patterns (for example, droughts or seasons of higher precipitation that determine how long cattle will graze), which may also affect period-to-period financial results. The Animal Health Business expects its historical seasonality trends to continue in the foreseeable future.

Working Capital

The Animal Health Business’ principal capital requirements include the funding of working capital needs, funding of strategic investments and purchases of fixed assets. The Animal Health Business requires substantial working capital, which is susceptible to fluctuations during the year as a result of levels of accounts receivables, inventory purchase patterns and seasonal demands. Inventory purchase activity is a function of sales activity, special inventory forward buy-in opportunities and the Animal Health Business’ desired level of inventory.

Plans of Restructuring

On November 6, 2014, Henry Schein announced a company-wide initiative to rationalize operations and provide expense efficiencies. This initiative planned for the elimination of certain workforce positions and the closing of certain facilities. In conjunction with this initiative, the Animal Health Business eliminated approximately 180 positions and recorded restructuring costs of $8.3 million and $7.3 million associated with these actions in the fiscal year ended December 26, 2015 and the fiscal year ended December 31, 2016, respectively. The costs associated with this restructuring are included in a separate line item, “restructuring costs” within the Animal Health Business’ combined statements of operations. As of December 31, 2016, these restructuring activities were complete and no additional restructuring charges were incurred in the fiscal year ended December 30, 2017.

On July 9, 2018, Henry Schein announced a company-wide initiative to further rationalize operations and provide expense efficiencies. In conjunction with this initiative, the Animal Health Business eliminated 142 positions and recorded restructuring costs of $8.5 million during the fiscal year ended December 29, 2018. The costs associated with this restructuring are included in a separate line item, “restructuring costs” within the Animal Health Business’ combined statements of operations.

Gross Profit

As a result of different practices of categorizing costs associated with distribution networks throughout the animal health industry, the gross margins of the supply chain segment may not necessarily be comparable to its competitors. The Animal Health Business realizes substantially higher gross margin percentages in its technology and value-added services segment than in its supply chain segment. These higher gross margins result from the Animal Health Business being both the developer and seller of software products and services.

The Tax Act

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implements complex changes to the Code including the reduction of the corporate tax rate from

35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest. Additionally, the Tax Act moves from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the United States.

The Tax Act also includes provisions for tax global intangible low-taxes income, or GILTI, Foreign Derived Intangible Income, or FDII, a base erosion and anti-abuse tax, or BEAT, that imposes tax on certain foreign related-party payments and Code Section 163(j) interest limitation, or Interest Limitation.

Due to the complexities of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, or SAB 118, that allows companies to record a provisional amount for any income tax effects of the Tax Act in accordance with Accounting Standard Codification 740, or ASC 740, to the extent that a reasonable estimate can be made. SAB 118 allows for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. The Business elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

In the fourth quarter of 2017, the Animal Health Business recorded provisional amounts related to the Tax Act for any items that could be reasonably estimated at the time. This included the one-time transition tax that the Animal Health Business estimated to be $13.0 million and a net deferred tax expense of $7.3 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%. In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $20.3 million. Absent the effects of the transition tax, the revaluation of deferred tax assets and liabilities, and the adoption of Accounting Standards Update, or ASU, No. 2016-09, “Stock Compensation” (Topic 718), or ASU 2016-09. ASU 2016-09, Accounting for Stock Compensation, the Business’ effective tax rate for the year ended December 30, 2017 would have been 22.8% as compared to the Business’ actual effective tax rate of 34.6%.

For the year ended December 29, 2018, the Business recorded a net $4.4 million additional expense for the one-time transition tax. The change was a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of December 22, 2018, the Business has completed its analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are now considered final.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

Under Topic 740, the Business estimated the impact of each provision of the Tax Act on the Business effective tax and recorded a current tax expense for the GILTI provision of $1.6 million in the Business’s effective tax rate for the year ended December 29, 2018. For the BEAT, FDII and Interest Limitation computations, the Business has not recorded an estimate in the effective tax rate for the year ended December 29, 2018 because management has concluded that these provisions of the Tax Act will not apply to or will have an immaterial impact on its combined financial statements for the year ended December 29, 2018.

Results of Operations

The following tables summarize the significant components of the Animal Health Business’ operating results for the years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Operating results:
Net sales	$3,777,994	$3,579,795	$3,353,160
Cost of sales	3,093,882	2,927,770	2,733,247

Gross profit	684,112	652,025	619,913
Operating expenses:
Selling, general and administrative	538,469	516,703	488,816
Restructuring costs	8,545	—	7,269

Operating income	$137,098	$135,322	$123,828

Other income, net	$6,079	$3,447	$2,966
Net income	107,382	92,044	100,264
Net income attributable to the Animal Health Business	100,861	64,354	70,298

Year Ended December 29, 2018 Compared to Year Ended December 30, 2017

Net Sales

Net sales for the fiscal years ended December 29, 2018 and December 30, 2017 were as follows:

Dollars in thousands	Year Ended December 29, 2018	% of Total	Year Ended December 30, 2017	% of Total	Increase
					$	%
Supply chain	$3,677,188	97.3%	$3,479,327	97.2%	$197,861	5.7%
Technology and value-added services	100,806	2.7	100,468	2.8	338	0.3

Total	$3,777,994	100.0%	$3,579,795	100.0%	$198,199	5.5

Net sales were $3,778.0 million for the year ended December 29, 2018, compared to $3,579.8 million for the year ended December 30, 2017, an increase of $198.2 million, or 5.5%. The change was due to growth in net sales denominated in local currencies of $152.8 million (which includes a $63.3 million increase in organic growth and $89.5 million of growth from acquisitions) as well as an increase of $45.4 million related to foreign currency exchange.

Net sales for the supply chain segment were $3,677.2 million for the year ended December 29, 2018, compared to $3,479.3 million for the year ended December 30, 2017, an increase of $197.9 million, or 5.7%. The change was due to growth in net sales denominated in local currencies of $152.7 million (which includes a $66.1 million increase in organic growth and $86.6 million of growth from acquisitions) as well as an increase of $45.2 million related to foreign currency exchange. The growth in net sales denominated in local currencies in supply chain revenue was negatively affected by year over year changes to certain supplier agreements where the Animal Health Business acted as an agent in 2018 versus acting as a principal in the prior year. When excluding the effects of this change, organic growth increased by $182.3 million.

Net sales for the technology and value-added services segment were $100.8 million for the year ended December 29, 2018, compared to $100.5 million for the year ended December 30, 2017, an increase of $0.3 million, or 0.3%. The change was due to growth in net sales denominated in local currencies of $0.1 million

(which includes a $2.8 million decrease in organic growth and $2.9 million of growth from acquisitions) as well as an increase of $0.2 million related to foreign currency exchange.

No single customer accounted for more than 10% of the Animal Health Business’ net sales in the fiscal years ended December 29, 2018 or December 30, 2017.

Gross Profit

Gross profit and gross margins for the fiscal years ended December 29, 2018 and December 30, 2017 were as follows:

Dollars in thousands	Year Ended December 29, 2018	Gross Margin%	Year Ended December 30, 2017	Gross Margin%	Increase
					$	%
Supply chain	$624,460	17.0%	$591,214	17.0%	$33,246	5.6%
Technology and value-added services	59,652	59.2	60,811	60.5	(1,159)	(1.9)

Total	$684,112	18.1	$652,025	18.2	$32,087	4.9

Gross profit was $684.1 million for the year ended December 29, 2018 compared to $652.0 million for the year ended December 30, 2017, an increase of $32.1 million, or 4.9%. Total gross profit margin was 18.1% for the year ended December 29, 2018, compared to 18.2% for the year ended December 30, 2017, a decrease of ten basis points.

Gross profit for the supply chain segment was $624.5 million for the year ended December 29, 2018, compared to $591.2 million for the year ended December 30, 2017, an increase of $33.2 million, or 5.6%. The change was due to a $17.3 million increase in organic growth, and $17.7 million attributable to acquisitions, partially offset by $1.8 million due to a decrease in gross margin rates. Gross profit margin for the supply chain segment for the year ended December 29, 2018 was 17.0%, the same as for the year ended December 30, 2017.

Gross profit for the technology and value-added services segment was $59.7 million for the year ended December 29, 2018, compared to $60.8 million for the year ended December 30, 2017, a decrease of $1.2 million, or 1.9%. A decrease in gross margin rates lowered gross profit by $1.4 million and a decline in organic growth lowered the gross profit by $0.9 million. Acquisitions partially offset the decrease by contributing an additional $1.4 million in gross profit. Gross profit margin for the technology and value-added services segment was 59.2% for the year ended December 29, 2018, compared to 60.5% for the year ended December 30, 2017, a decrease of 130 basis points.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal years ended December 29, 2018 and December 30, 2017 were as follows:

Dollars in thousands	Year Ended December 29, 2018	% of Respective Net Sales	Year Ended December 30, 2017	% of Respective Net Sales	Increase/ (Decrease)
					$	%
Supply chain	$503,692	13.7%	$478,868	13.8%	$24,824	5.2%
Technology and value-added services	34,777	34.5	37,835	37.7	(3,058)	(8.1)

Total	$538,469	14.3	$516,703	14.4	$21,766	4.2

Selling, general and administrative expenses were $538.5 million for the year ended December 29, 2018, compared to $516.7 million for the year ended December 30, 2017, an increase of $21.8 million, or 4.2%. As a percentage of net sales, selling, general and administrative expenses were 14.3% for the year ended December 29, 2018, compared to 14.4% for the year ended December 30, 2017.

Selling, general and administrative expenses for the supply chain segment were $503.7 million for the year ended December 29, 2018, compared to $478.9 million for the year ended December 30, 2017, an increase of $24.8 million, or 5.2%. The change was due to $14.6 million of additional costs from acquired companies and $10.2 million of additional operating costs.

Selling, general and administrative expenses for the technology and value-added services segment were $34.8 million for the year ended December 29, 2018, compared to $37.8 million for the year ended December 30, 2017, a decrease of $3.0 million, or 8.1%.

As a component of total selling, general and administrative expenses, selling expenses were $199.1 million for the year ended December 29, 2018, compared to $186.9 million for the year ended December 30, 2017, an increase of $12.2 million, or 6.5%. As a percentage of net sales, selling expenses for the year ended December 29, 2018 were 5.3%, compared to 5.2% for the year ended December 30, 2017, an increase of ten basis points.

As a component of total selling, general and administrative expenses, general and administrative expenses were $339.4 million for the year ended December 29, 2018, compared to $329.8 million for the year ended December 30, 2017, an increase of $9.6 million, or 2.9%. As a percentage of net sales, general and administrative expenses were 9.0% for the year ended December 29, 2018, compared to 9.2% for the year ended December 30, 2017, a decrease of 20 basis points.

Selling, general and administrative expenses include expense allocations for: (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs; (ii) employee benefits and incentives; and (iii) stock-based compensation. The allocations may not reflect the actual expenses that the Animal Health Business would have incurred as a standalone company for the periods presented. During the years ended December 29, 2018 and December 30, 2017, the Business was allocated $55.4 million and $58.7 million, respectively, of general corporate expenses, which are included within selling, general and administrative expenses.

Other Income, Net

Other income, net for the fiscal years ended December 29, 2018 and December 30, 2017 was as follows:

Dollars in thousands	Year Ended December 29, 2018	Year Ended December 30, 2017	Variance
			$	%
Interest income	$5,745	$5,115	$630	12.3%
Interest expense	(2,770)	(2,587)	(183)	7.1
Other, net	3,104	919	2,185	*

Other income, net	$6,079	$3,447	$2,632	*

*	Not meaningful.

Other income, net was $6.1 million for the year ended December 29, 2018, compared to $3.4 million for the year ended December 30, 2017, an increase of $2.6 million. Other, net was $3.1 million for the year ended December 29, 2018, an increase of $2.2 million from the year ended December 30, 2017. The change was primarily due to investment proceeds, the impact of foreign currency exchange rates and losses from fixed asset disposals in year ended December 30, 2017.

Income Taxes

For the year ended December 29, 2018, the effective tax rate was 25.9% compared to 34.6% for the prior year period. In 2018, the effective tax rate was primarily impacted by an increase in the estimate of transition tax associated with the Tax Act, the impact of GILTI and state and foreign income taxes, partially offset by noncontrolling interests in our partnership investments and the impact of windfall tax benefits from share-based payment. In 2017, the effective tax rate was primarily impacted by the Tax Act and the adoption of ASU 2016-09, Accounting for Stock Compensation.

Net Income

Net income was $107.4 million for the year ended December 29, 2018, compared to $92.0 million for the year ended December 30, 2017, an increase of $15.4 million or 16.7%.

Net income attributable to the Animal Health Business

Net income attributable to the Animal Health Business was $100.9 million for the year ended December 29, 2018, compared to $64.4 million for the year ended December 30, 2017, an increase of $36.5 million or 56.7%.

Year Ended December 30, 2017 Compared to Year Ended December 31, 2016

The fiscal year ended December 30, 2017 consisted of 52 weeks as compared to the fiscal year ended December 31, 2016, which consisted of 53 weeks.

Net Sales

Net sales for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

Dollars in thousands	Year Ended December 30, 2017	% of Total	Year Ended December 31, 2016	% of Total	Increase
					$	%
Supply chain	$3,479,327	97.2%	$3,254,475	97.1%	$224,852	6.9%
Technology and value-added services	100,468	2.8	98,685	2.9	1,783	1.8

Total	$3,579,795	100.0%	$3,353,160	100.0%	$226,635	6.8

Net sales were $3,579.8 million for the year ended December 30, 2017, compared to $3,353.2 million for the year ended December 31, 2016, an increase of $226.6 million, or 6.8%. The change was driven primarily by an increase of $206.6 million in organic growth and $63.3 million of growth from acquisitions, partially offset by a $43.3 million decrease due to the impact from the extra week in 2016.

Net sales for the supply chain segment were $3,479.3 million for the year ended December 30, 2017, compared to $3,254.5 million for the year ended December 31, 2016, an increase of $224.9 million, or 6.9%. The change was driven primarily by an increase of $208.6 million in organic growth and $61.9 million of growth from acquisitions, partially offset by a $45.6 million decrease due to the impact from the extra week in 2016. The growth in internally generated supply chain revenue was positively affected by year-over-year changes to certain supplier agreements where the Animal Health Business acted as a principal in 2017 versus acting as an agent in the prior year. When excluding the effects of this change, organic growth increased by $195.2 million.

Net sales for the technology and value-added services segment were $100.5 million for the year ended December 30, 2017, compared to $98.7 million for the year ended December 31, 2016, an increase of $1.8 million, or 1.8%. The change was driven primarily by a $2.2 million increase in net sales denominated in local currencies (including a $2.7 million increase in organic growth, partially offset by a $0.5 million decrease due to the impact from the extra week in 2016) partially offset by a decrease of $0.4 million related to foreign currency exchange.

No single customer accounted for more than 10% of the Animal Health Business’ net sales in the fiscal years ended December 30, 2017 or December 31, 2016.

Gross Profit

Gross profit and gross margins for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

Dollars in thousands	Year Ended December 30, 2017	Gross Margin %	Year Ended December 31, 2016	Gross Margin %	Increase
					$	%
Supply chain	$591,214	17.0%	$563,574	17.3%	$27,640	4.9%
Technology and value-added services	60,811	60.5	56,339	57.1	4,472	7.9

Total	$652,025	18.2	$619,913	18.5	$32,112	5.2

Gross profit was $652.0 million for the year ended December 30, 2017, compared to $619.9 million for the year ended December 31, 2016, an increase of $32.1 million, or 5.2%. Gross margin was 18.2% for the year ended December 30, 2017, compared to 18.5% for the year ended December 31, 2016, a decrease of 30 basis points.

Gross profit for the supply chain segment was $591.2 million for the year ended December 30, 2017, compared to $563.6 million for the year ended December 31, 2016, an increase of $27.6 million, or 4.9%. The change was due to a $15.8 million increase from organic growth and a $23.1 million increase related to acquisitions partially offset by an $11.3 million decline in gross profit due to the decrease in the gross margin rates. Gross margin for the supply chain segment was 17.0% for the year ended December 30, 2017, compared to 17.3% for the year ended December 31, 2016.

Gross profit for the technology and value-added services segment was $60.8 million for the year ended December 30, 2017, compared to $56.3 million for the year ended December 31, 2016, an increase of $4.5 million, or 7.9%. The change was due to $1.0 million attributable to organic growth and $3.5 million attributable to the increase in gross margin rates. Gross margin for the technology and value-added services segment was 60.5% for the year ended December 30, 2017, compared to 57.1% for the year ended December 31, 2016.

Selling, General and Administrative

Selling, general and administrative expenses for the fiscal years ended December 30, 2017 and December 31, 2016 were as follows:

Dollars in thousands	Year Ended December 30, 2017	% of Respective Net Sales	Year Ended December 31, 2016	% of Respective Net Sales	Increase/ (Decrease)
					$	%
Supply chain	$478,868	13.8%	$450,281	13.8%	$28,587	6.3%
Technology and value-added services	37,835	37.7	38,535	39.0	(700)	(1.8)

Total	$516,703	14.4	$488,816	14.6	$27,887	5.7

Selling, general and administrative expenses were $516.7 million for the year ended December 30, 2017, compared to $488.8 million for the year ended December 31, 2016, an increase of $27.9 million, or 5.7%. Selling, general and administrative expenses for the supply chain segment were $478.9 million for the year ended December 30, 2017, compared to $450.3 million for the year ended December 31, 2016, an increase of $28.6 million, or 6.3%. The change was due to $21.5 million of additional costs from acquired companies and $7.1 million of additional operating costs. Selling, general and administrative expenses for the technology and value-added services segment were $37.8 million for the year ended December 30, 2017, compared to $38.5 million for the year ended December 31, 2016, a decrease of $0.7 million, or 1.8%. As a percentage of net sales, selling, general and administrative expenses were 14.4% for the year ended December 30, 2017, compared to 14.6% for the year ended December 31, 2016.

As a component of total selling, general and administrative expenses, selling expenses were $186.9 million for the year ended December 30, 2017, compared to $176.0 million for the year ended December 31, 2016, an increase of $10.9 million, or 6.2%. As a percentage of net sales, selling expenses for the year ended December 30, 2017 were 5.2%, the same as for the year ended December 31, 2016.

As a component of total selling, general and administrative expenses, general and administrative expenses were $329.8 million for the year ended December 30, 2017, compared to $312.8 million for the year ended December 31, 2016, an increase of $17.0 million, or 5.4%. As a percentage of net sales, general and administrative expenses were 9.2% for the year ended December 30, 2017, compared to 9.3% for the year ended December 31, 2016.

Selling, general and administrative expenses include expense allocations for: (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs; (ii) employee benefits and incentives; and (iii) stock-based compensation. The allocations may not reflect the actual expenses that the Animal Health Business would have incurred as a standalone company for the periods presented. During the years ended December 30, 2017 and December 31, 2016, the Business was allocated $58.7 million and $60.0 million, respectively, of general corporate expenses, which are included within selling, general and administrative expenses.

Other Income, Net

Other income, net for the fiscal years ended December 30, 2017 and December 31, 2016 was as follows:

	Year Ended December 30, 2017	Year Ended December 31, 2016	Variance
Dollars in thousands			$	%
Interest income	$5,115	$4,915	$200	4.1%
Interest expense	(2,587)	(1,957)	(630)	32.2
Other, net	919	8	911	*

Other income, net	$3,447	$2,966	$481	16.2

*	Not meaningful.

Other income, net was $3.4 million for the year ended December 30, 2017, compared to $2.9 million for the year ended December 31, 2016, an increase of $0.5 million, or 16.2%. Other, net was $0.9 million for the year ended December 30, 2017, an increase of $0.9 million from the year ended December 31, 2016. The change was primarily due to investment proceeds and the impact of foreign currency exchange rates.

Income Taxes

For the year ended December 30, 2017, the effective tax rate of the Animal Health Business was 34.6% compared to 22.0% for the year ended December 31, 2016. The effective tax rate of the Animal Health Business in 2017 was primarily higher due to the Tax Act and was favorably impacted in 2017 by the adoption of ASU 2016-09. Absent those impacts, the difference between the Animal Health Business’ effective tax rate and the federal statutory tax rate for both periods primarily relates to state taxes, foreign income tax differential and pass through income from noncontrolling interest.

Net Income

Net income was $92.0 million for the year ended December 30, 2017, compared to $100.3 million for the year ended December 31, 2016, a decrease of $8.3 million, or 8.3%.

Net income attributable to the Animal Health Business

Net income attributable to the Animal Health Business was $64.4 million for the year ended December 30, 2017, compared to $70.3 million for the year ended December 31, 2016, a decrease of $5.9 million, or 8.4%.

Liquidity and Capital Resources

The Animal Health Business had historically participated in Henry Schein’s centralized treasury management, including centralized cash pooling and overall financing arrangements. The Animal Health Business has generated and expects to continue to generate positive cash flow from operations. Prior to the Separation, net cash used in or provided by financing activities was due to transfers to and from Henry Schein, acquisitions of and distributions to noncontrolling interests and to a lesser extent, principal payments of long term debt. The components of net transfers included: (i) cash transfers from the Animal Health Business to Henry Schein; (ii) cash investments from Henry Schein used to fund operations, capital expenditures and acquisitions; (iii) charges (benefits) for income taxes; and (iv) allocations of Henry Schein’s corporate expenses described elsewhere in the Notes of the Combined Financial Statements.

Following the Separation, the capital structure and sources of liquidity for the Animal Health Business changed significantly. The Animal Health Business no longer participates in cash management and funding arrangements with Henry Schein. Instead, Covetrus’ ability to fund the capital needs of the Animal Health Business will depend on its ongoing ability to generate cash from operations, and access to the bank and capital markets. The Animal Health Business’ primary future cash needs will be for working capital, capital expenditures and strategic investments. For at least the next 12 months, Covetrus expects the Animal Health Business to generate sufficient cash from operations to meet its liquidity and capital needs in both U.S. and non-U.S. jurisdictions. Thereafter, it expects to have sufficient liquidity and capital resources arising from cash generated by its ongoing operations.

The following table summarizes cash flows for the fiscal years ended December 29, 2018, December 30, 2017 and December 31, 2016:

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Cash flow:
Net cash provided by operating activities	$157,904	$108,191	$104,799
Net cash used in investing activities	(29,368)	(128,526)	(122,757)
Net cash (used in) provided by financing activities	(119,695)	15,036	20,307

Net cash provided by operating activities

The Animal Health Business has generated significant cash flows from operations in each of the last three years.

Net cash provided by operating activities was $157.9 million for the year ended December 29, 2018, compared to $108.2 million for the year ended December 30, 2017, an increase of $49.7 million, or 45.9%. The change was driven primarily by growth in the Business’ results of operations due to an increase in organic growth, growth from acquisitions and working capital requirements. Net cash provided by operating activities was $108.2 million for the year ended December 30, 2017, compared to $104.8 million for the year ended December 31, 2016, an increase of $3.4 million, or 3.2%. The change was driven primarily by the growth in results of operations due to an increase in organic growth, growth from acquisitions, partially offset by the impact from the extra week in 2016.

Net cash used in investing activities

Net cash used for investing activities was $29.4 million for the year ended December 29, 2018, compared to $128.5 million for the year ended December 30, 2017, a decrease $99.1 million or 77.1%. The change was driven primarily due to the decrease in business acquisitions in the year ended December 29, 2018.

Net cash used for investing activities was $128.5 million for the year ended December 30, 2017, compared to $122.8 million for the year ended December 31, 2016, an increase of $5.7 million, or 4.6%. The change was driven primarily by increased capital expenditures mostly related to a new U.S. national distribution center, partially offset by a decrease in cash payments for acquisitions.

Net cash (used in) provided by financing activities

Net cash provided by (used in) in financing activities in all periods presented primarily reflects net transactions with Henry Schein and acquisitions of redeemable noncontrolling interests in subsidiaries.

Net cash used in financing activities was $119.7 million for the year ended December 29, 2018, compared to net cash provided by financing activities of $15.0 million for the year ended December 30, 2017, a decrease of $134.7 million. The change was driven primarily by the purchase of additional equity interest of Butler Animal Health Holding Company, LLC in the year ended December 29, 2018. In connection with the Separation, Henry Schein, Inc. purchased additional equity interest in certain consolidated subsidiaries of the Business.

Net cash provided by financing activities was $15.0 million for the year ended December 30, 2017, compared to $20.3 million for the year ended December 31, 2016, a decrease of $5.3 million or 26.1%.

Selected measures of liquidity and capital resources

The following table summarizes selected measures of liquidity and capital resources as of the following dates:

Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Cash and cash equivalents	$23,324	$16,656	$19,714
Working capital	514,042	565,340	466,135
Debt:
Current maturities of long-term debt	675	3,204	1,103
Long-term debt	23,529	23,529	25,831

Total debt	$24,204	$26,733	$26,934

The Animal Health Business’ cash and cash equivalents consist of bank balances and marketable security investments in money market funds representing investments with a high degree of liquidity.

Accounts receivable days sales outstanding and inventory turns

The Animal Health Business’ accounts receivable days sales outstanding from operations decreased to 42.7 days as of December 29, 2018 from 44.4 days as of December 30, 2017. During the years ended December 29, 2018 and December 30, 2017, the Animal Health Business wrote off approximately $0.7 million and $0.8 million, respectively, of fully reserved accounts receivable against its trade receivable reserve. The Animal Health Business’ inventory turns from operations remained consistent at 5.5 times.

Contractual obligations

The following table summarizes the Animal Health Business’ contractual obligations related to fixed and variable rate long-term debt, including interest, as well as operating and capital lease obligations as of December 29, 2018:

	Payments due by period
Dollars in thousands	< 1 year	1 - 3 years	3 - 5 years	> 5 years	Total
Contractual obligations:
Long-term debt*	$23,000	$—	$—	$—	$23,000
Operating lease obligations	17,266	24,147	9,680	5,455	56,548
Capital lease obligations, including interest	719	543	16	—	1,278

Total	$40,985	$24,690	$9,696	$5,455	$80,826

*	The maturity date for the long-term debt is June 30, 2022. Prior to the Separation date of February 7, 2019, the Business’ long-term debt of $23.0 million was repaid.

Long-term debt

Long-term debt consisted of the following as of the following dates:

Dollars in thousands	December 29, 2018	December 30, 2017
Various collateralized and uncollateralized loans payable in varying installments through 2022 at interest rates ranging from 2.61% to 5.01% at December 29, 2018 and ranging from 3.01% to 12.90% at December 30, 2017	$23,000	$25,416
Capital lease obligations (see Note 11 to the audited combined financial statements of the Animal Health Business)	1,204	1,317

Total	24,204	26,733
Less current maturities	(675)	(3,204)

Total long-term debt	$23,529	$23,529

Redeemable noncontrolling interests

Some minority equity holders in certain of the Animal Health Business’ subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Accounting Standards Codification, or ASC, Topic 480 is applicable for noncontrolling interests where the Animal Health Business is or may be required to purchase all or a portion of the outstanding interest in a controlled subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. Certain holders of minority equity interests in certain subsidiaries of the Animal Health Business have exercised their rights to cause affiliates of Spinco to purchase such interests for cash, subject to the terms of the relevant agreements.

The components of the change in the redeemable noncontrolling interests for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 are presented in the following table:

Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Balance, beginning of period	$366,554	$322,070	$275,759
Decrease in redeemable noncontrolling interests due to redemptions	(382,180)	(26,375)	(3,803)
Increase in redeemable noncontrolling interests due to business acquisitions	5,639	6,648	23,276
Net income attributable to redeemable noncontrolling interests	6,521	27,690	29,966
Dividends declared	(9,859)	(20,481)	(22,204)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests	(1,701)	2,931	(1,006)
Change in fair value of redeemable securities	107,458	54,071	20,082

Balance, end of period	$92,432	$366,554	$322,070

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to net Parent investment. Future reductions in the carrying amounts are subject to a floor amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. These adjustments do not impact the calculation of earnings per share.

Additionally, some prior equity holders of such controlled subsidiaries are eligible to receive additional cash consideration if certain financial targets are met. Any adjustments to these accrual amounts are recorded in the Animal Health Business’ combined statements of operations.

Unrecognized tax benefits

The Animal Health Business cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest, of $6.7 million as of December 29, 2018. See Note 13 to the audited combined financial statements of the Animal Health Business.

Off-Balance Sheet Arrangements

The Animal Health Business does not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

The preparation of combined financial statements requires the Animal Health Business to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. The Animal Health Business bases its estimates on historical data, when available, experience, industry and market trends, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. However, by their nature, estimates are subject to various assumptions and uncertainties. Reported results are therefore sensitive to any changes in assumptions, judgments and estimates, including the possibility of obtaining materially different results if different assumptions were to be applied.

The Animal Health Business believes that the following critical accounting policies affect the significant estimates and judgments used in the preparation of its combined financial statements:

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update, or ASU No. 2014-09, “Revenue from Contracts with Customers,” ASC 606, or Topic 606. The Animal Health

Business adopted the provisions of this standard as of December 31, 2017, on a modified retrospective basis. The adoption of Topic 606 and its impacts on the Animal Health Business is further described in Notes 1 and 2 to the Combined Financial Statements.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating control has transferred to the customer because we have no post-shipment obligations and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which we have an enforceable right to payment.

Revenue derived from the sale of equipment is recognized when control transfers to the customer. This occurs when the equipment is delivered. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is typically completed at the time of delivery. Our product generally carries standard warranty terms provided by the manufacturer, however, in instances where we provide warranty labor services, the warranty costs are accrued in accordance with ASC 460 “Guarantees.”

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training, is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

Prior to adopting Topic 606, the Animal Health Business sold products through either “buy/sell” or agency relationships with its suppliers. The Animal Health Business also sells software licenses and other related value-added services. The revenue recognition of the Animal Health Business under Topic 605 is described below.

“Buy/sell” Revenue

In a “buy/sell” relationship, the Animal Health Business purchases and takes title to products from the supplier and recognizes revenue when the product is shipped to the customer. The Animal Health Business accepts only authorized product returns from its customers. The Animal Health Business estimates returns based upon historical experience and recognizes estimated returns as a reduction to product sales.

Multiple element arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. The Animal Health Business allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor-specific objective evidence, or VSOE, then third-party evidence, or TPE, of the selling price if VSOE is not available, and finally, its best estimate of the selling price, or BESP, if neither VSOE nor TPE is available.

VSOE exists when the Animal Health Business sells the deliverables separately and represents the actual price charged by the Animal Health Business for each deliverable. BESP reflects the Animal Health Business’ best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis taking into consideration the cost structure of the Animal Health Business, technical skill required, customer location and other market conditions. Each element that has standalone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided or the product is delivered.

Agency Revenue

In an agency relationship, the Animal Health Business performs the sales function and in some cases performs the billing function, but does not purchase or take title of the product from the supplier. Agency revenue is recognized on a net basis because the supplier is the primary obligor, takes the inventory and credit risk, establishes the price, picks, packs and ships the product, determines the product specifications and the amount is fixed.

Software Licenses and Other Value-Added Services Revenue

The Animal Health Business sells software licenses, maintenance on its software licenses and varying levels of professional services. For multiple-element software arrangements, total revenue is allocated to each element based on the residual method or the relative fair value method when applicable. Under the residual value method, the Animal Health Business allocates revenue to delivered components, normally the license component of the arrangement, based on VSOE of undelivered elements, which is specific to the Animal Health Business. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy as previously discussed.

The Animal Health Business recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue from perpetual licenses is recognized once shipment to the Customer has taken place and when all other revenue recognition criteria have been met. Revenue from term licenses is recognized ratably over the contract term.

The Animal Health Business generally bills configuration, conversion, and installation and training services based on hourly rates plus reimbursable travel-related expenses. Configuration and conversion are generally performed in-house before the delivery of the related license. Revenue for all these services is recognized during the period the services are completed.

The Animal Health Business recognizes revenue from maintenance and support services ratably over the contract term. Maintenance agreements entitle customers to receive technical support and are generally between three months and one year in length.

The Animal Health Business recognizes revenue from other related products and services, which include healthcare reminders, Healthy Pet magazines and Pet ID cards. The revenue for these products is recognized on a monthly basis according to actual usage.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Animal Health Business’ best estimate of the amounts that will not be collected. The reserve for accounts receivable is comprised of allowance for doubtful accounts and sales returns. In addition to reviewing delinquent accounts receivable, the Animal Health Business considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, the Animal Health Business adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Inventories

Inventories consist primarily of finished goods and are valued at the lower of cost or market. Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high tech equipment. In accordance with the Animal Health Business’ policy for inventory valuation, it considers many factors including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends.

Goodwill

Goodwill is not amortized, but is subject to impairment analysis at least once annually. Such impairment analyses for goodwill require a comparison of the fair value to the carrying value of reporting units. The Animal Health Business regards its reporting units to be supply chain and technology and value-added services. Goodwill was allocated to such reporting units, for the purposes of preparing the Animal Health Business’ impairment analyses, based on a specific identification basis.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Animal Health Business tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of the Animal Health Business’ quantitative analysis consists of a comparison of the carrying value of its reporting units, including goodwill, to the estimated fair value of its reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, the Animal Health Business would then proceed to step two which would require it to calculate the amount of impairment loss, if any, that it would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

The Animal Health Business’ use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates that take into account estimated inflation rates. The Animal Health Business also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Animal Health Business’ methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that the Animal Health Business uses in its discounted cash flow methodology involve many assumptions by management that are based upon future growth projections.

Some factors the Animal Health Business considers important that could trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of its use of acquired assets or the strategy for the overall business (e.g., decision to divest a business); or

•	significant negative industry or economic trends.

If the Animal Health Business determines through the impairment review process that goodwill or other indefinite-lived intangible assets are impaired, it records an impairment charge in its combined statements of operations.

Supplier Rebates

Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned. The factors the Animal Health Business considers in estimating supplier rebate accruals include forecasted inventory purchases and sales in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

Long-Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, trade names, customer lists, customer relationships and intellectual property. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Animal Health Business measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

Stock-Based Compensation

Stock-based compensation represents the cost related to stock-based awards granted to employees and non-employee directors. The Animal Health Business measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. Stock-based compensation expense for the Animal Health Business is reflected in selling, general and administrative expenses in its combined statements of operations.

Stock-based awards were provided to certain employees under the terms of the Henry Schein 2013 Stock Incentive Plan, or as amended, the Plan. The Plan is administered by the Compensation Committee of the Henry Schein Board. Prior to March 2009, awards under the Plan principally included a combination of at-the-money stock options and restricted stock and restricted stock units. Since March 2009, equity-based awards have been granted solely in the form of restricted stock and restricted stock units, with the exception of providing stock options to employees pursuant to certain pre-existing contractual obligations.

Grants of restricted stock and restricted stock units are stock-based awards granted to recipients with specified vesting provisions. In the case of restricted stock, the Parent’s common stock is delivered on the date of grant, subject to vesting conditions. In the case of restricted stock units, the Parent’s common stock is generally delivered on or following satisfaction of vesting conditions. The Parent’s issues restricted stock and restricted stock units, including to employees of the Animal Health Business, that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting), and restricted stock and restricted stock units that vest based on the Animal Health Business achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

With respect to time-based restricted stock and restricted stock units, the Animal Health Business estimates the fair value on the date of grant based on Henry Schein’s closing stock price. With respect to performance-based restricted stock and restricted stock units, the number of shares that ultimately vest and are received by the recipient is based upon performance as measured against specified targets over a specified period, as determined by the Compensation Committee of the Henry Schein Board. Although there is no guarantee that performance targets will be achieved, the Animal Health Business estimates the fair value of performance-based restricted stock and restricted stock units based on Henry Schein’s closing stock price at time of grant.

The Plan provides for adjustments to the performance-based restricted stock and restricted stock units targets for significant events, including acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations, foreign exchange fluctuations, certain litigation related costs and material changes in income tax rates. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon the Animal Health Business’ estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost is recognized as an expense based on the actual performance metrics as defined under the Plan.

Accounting Standards Update

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please refer to Note 1 of the Combined Financial Statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

The Animal Health Business is exposed to market risks as well as changes in foreign currency exchange rates as measured against the U.S. dollar and each other, and changes to the credit markets. Henry Schein, on behalf of the Animal Health Business, previously attempted to minimize these risks by primarily using foreign currency forward contracts and by maintaining counter-party credit limits. These hedging activities provided only limited protection against currency exchange and credit risks. Factors that could influence the effectiveness of these hedging programs included currency markets and availability of hedging instruments and liquidity of the credit markets. All foreign currency forward contracts that were entered into were components of hedging programs and were entered into for the sole purpose of hedging an existing or anticipated currency exposure. Henry Schein did not enter into such contracts for speculative purposes and it managed its credit risks by diversifying its investments, maintaining a strong balance sheet and having multiple sources of capital.

Foreign Currency Agreements

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of its underlying functional currencies, including its foreign subsidiaries, may affect the Animal Health Business’ financial results. Fluctuations in exchange rates may positively or negatively affect the Animal Health Business’ revenues, gross margins, operating expenses and net Parent Investment, all of which are expressed in U.S. dollars. Where the Animal Health Business deemed it prudent, it engaged in hedging programs using primarily foreign currency forward contracts aimed at limiting the impact of foreign currency exchange rate fluctuations on earnings. The Animal Health Business used short-term (i.e., 18 months or less) foreign currency forward contracts to protect against currency exchange risks associated with intercompany loans due from its international subsidiaries and the payment of merchandise purchases to foreign suppliers. The Animal Health Business did not hedge the translation of foreign currency profits into U.S. dollars, as it regarded this as an accounting exposure, not an economic exposure. The derivative instruments were allocated to the Animal Health Business based on a specific identification method. A hypothetical 5% change in the average value of the U.S. dollar in 2018 compared to foreign currencies would have changed the 2018 reported net income attributable to the Animal Health Business by approximately $2.5 million.

Short-Term Investments

During the fiscal year ended December 29, 2018, the Animal Health Business limited its credit risk with respect to its cash equivalents, short-term investments and derivative instruments, by monitoring the credit worthiness of the financial institutions who were the counter-parties to such financial instruments. As a risk management policy, the Animal Health Business limited the amount of credit exposure by diversifying and utilizing numerous investment grade counter-parties.

Item 8.	Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors and stockholders

Covetrus, Inc.

Portland, ME

Opinion on the Combined Financial Statements

We have audited the accompanying combined balance sheets of the Animal Health Business (as defined in Note 1) as of December 29, 2018 and December 30, 2017, the related combined statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 29, 2018, and the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the financial position of the Animal Health Business at December 29, 2018 and December 30, 2017, and the results of its operations and cash flows for each of the three years in the period ended December 29, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These combined financial statements are the responsibility of the Animal Health Business’s management. Our responsibility is to express an opinion on the Animal Health Business’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Animal Health Business in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud. The Animal Health Business is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Animal Health Business’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

As described in Note 1, the financial statements of the Animal Health Business are not those of a stand alone entity. The combined financial statements of the Animal Health Business reflect the assets, liabilities, revenues, and expenses directly attributable to the Animal Health Business, as well as allocations deemed reasonable by management, to present the financial position, results of operations, changes in equity, and cash flows of the Animal Health Business on a stand alone basis and do not necessarily reflect the financial position, results of operations, changes in equity, and cash flows of the Animal Health Business in the future or what they would have been had the Animal Health Business been a separate, stand alone entity during the periods presented.

/s/ BDO USA, LLP

We have served as the Animal Health Business’s auditor since 2018.

New York, NY

March 29, 2019

ANIMAL HEALTH BUSINESS

COMBINED BALANCE SHEETS

Dollars in thousands	December 29, 2018	December 30, 2017
ASSETS
Current assets:
Cash and cash equivalents	$23,324	$16,656
Accounts receivable, net of reserves of $7,412 and $7,570	430,783	427,866
Inventories, net	564,163	534,664
Other receivables	49,226	75,651
Prepaid expenses and other	19,109	22,089

Total current assets	1,086,605	1,076,926
Property and equipment, net	68,549	64,554
Goodwill	749,762	759,768
Other intangibles, net	208,213	252,927
Investments and other	119,955	62,845

Total assets	$2,233,084	$2,217,020

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$441,453	$375,782
Current maturities of long-term debt	675	3,204
Accrued expenses:
Payroll and related	36,948	33,382
Taxes	16,922	16,301
Other	76,565	82,917

Total current liabilities	572,563	511,586
Long-term debt, net	23,529	23,529
Deferred income taxes	16,372	18,908
Other liabilities	34,571	39,204

Total liabilities	647,035	593,227
Redeemable noncontrolling interests	92,432	366,554
Equity:
Net Parent investment	1,575,831	1,299,227
Accumulated other comprehensive loss	(82,214)	(41,988)

Total equity	1,493,617	1,257,239

Total liabilities, redeemable noncontrolling interests and equity	$2,233,084	$2,217,020

See accompanying notes to combined financial statements.

ANIMAL HEALTH BUSINESS

COMBINED STATEMENTS OF OPERATIONS

	Years Ended
Dollars in thousands except share and per share data	December 29, 2018	December 30, 2017	December 31, 2016
Net sales	$3,777,994	$3,579,795	$3,353,160
Cost of sales	3,093,882	2,927,770	2,733,247

Gross profit	684,112	652,025	619,913
Operating expenses:
Selling, general and administrative	538,469	516,703	488,816
Restructuring costs	8,545	—	7,269

Operating income	137,098	135,322	123,828
Other income:
Other, net	6,079	3,447	2,966

Income before taxes and equity in earnings of affiliates	143,177	138,769	126,794
Income taxes	(37,028)	(48,019)	(27,938)
Equity in earnings of affiliates	1,233	1,294	1,408

Net income	107,382	92,044	100,264
Less: Net income attributable to redeemable noncontrolling interests	(6,521)	(27,690)	(29,966)

Net income attributable to the Animal Health Business	$100,861	$64,354	$70,298

Earnings per share attributable to the Animal Health Business:
Basic	$1.41	$0.90	$0.98

Diluted	$1.40	$0.89	$0.98

Weighted-average common shares outstanding:
Basic	71,451,123	71,451,123	71,451,123

Diluted	71,973,249	71,973,249	71,973,249

See accompanying notes to combined financial statements.

ANIMAL HEALTH BUSINESS

COMBINED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Net income	$107,382	$92,044	$100,264
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(43,056)	62,139	(41,636)
Unrealized (loss) gain from foreign currency hedging activities	(592)	697	(95)
Pension adjustment gain	1,721	409	235

Other comprehensive (loss) income, net of tax	(41,927)	63,245	(41,496)

Comprehensive income	65,455	155,289	58,768

Comprehensive income:
Comprehensive income attributable to redeemable noncontrolling interests:
Net income	(6,521)	(27,690)	(29,966)
Foreign currency translation loss (gain)	1,701	(2,931)	1,006

Comprehensive income attributable to redeemable noncontrolling interests	(4,820)	(30,621)	(28,960)

Comprehensive income attributable to the Animal Health Business	$60,635	$124,668	$29,808

See accompanying notes to combined financial statements.

ANIMAL HEALTH BUSINESS

COMBINED STATEMENTS OF EQUITY

Dollars in thousands	Net Parent Investment	Accumulated Other Comprehensive Income (Loss)	Total Equity Attributable to the Business
Balance at December 26, 2015	$1,118,332	$(61,812)	$1,056,520
Net income attributable to the Animal Health Business	70,298	—	70,298
Other comprehensive loss	—	(40,490)	(40,490)
Net transfers in Parent investment	33,819	—	33,819

Balance at December 31, 2016	$1,222,449	$(102,302)	$1,120,147
Net income attributable to the Animal Health Business	64,354	—	64,354
Other comprehensive income	—	60,314	60,314
Net transfers in Parent investment	12,424	—	12,424

Balance at December 30, 2017	$1,299,227	$(41,988)	$1,257,239
Cumulative impact of adopting new accounting standard	1,536	—	1,536
Net income attributable to the Animal Health Business	100,861	—	100,861
Other comprehensive loss	—	(40,226)	(40,226)
Net transfers in Parent investment	174,207	—	174,207

Balance at December 29, 2018	$1,575,831	$(82,214)	$1,493,617

See accompanying notes to combined financial statements.

ANIMAL HEALTH BUSINESS

COMBINED STATEMENTS OF CASH FLOWS

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$107,382	$92,044	$100,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	64,100	59,053	55,448
Loss on sale of fixed assets	69	475	4
Stock-based compensation expense	7,052	7,220	6,208
Provision for losses on trade and other accounts receivable	721	552	758
(Benefit from) provision for deferred income taxes	(4,800)	6,186	(6,278)
Equity in earnings of affiliates	(1,233)	(1,294)	(1,408)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(13,190)	(33,941)	(13,373)
Inventories	(42,607)	(23,450)	(54,876)
Accounts payable and accrued expenses	75,004	6,452	22,272
Other assets and liabilities	(34,594)	(5,106)	(4,220)

Net cash provided by operating activities	157,904	108,191	104,799

Cash flows from investing activities:
Purchases of fixed assets	(22,025)	(20,665)	(12,748)
Payments related to equity investments and business acquisitions, net of cash acquired	(8,166)	(108,933)	(110,615)
Proceeds from sale of fixed assets	823	1,072	606

Net cash used in investing activities	(29,368)	(128,526)	(122,757)

Cash flows from financing activities:
Principal payments for long-term debt	(2,104)	(314)	(373)
Net transfers from Parent	274,448	62,206	46,687
Distributions to noncontrolling stockholders	(9,859)	(20,481)	(22,204)
Acquisitions of noncontrolling interests in subsidiaries	(382,180)	(26,375)	(3,803)

Net cash (used in) provided by financing activities	(119,695)	15,036	20,307

Effect of exchange rate changes on cash and cash equivalents	(2,173)	2,241	(1,654)

Net change in cash and cash equivalents	6,668	(3,058)	695
Cash and cash equivalents, beginning of period	16,656	19,714	19,019

Cash and cash equivalents, end of period	$23,324	$16,656	$19,714

Cash paid for income taxes	$11,767	$7,698	$6,756

See accompanying notes to combined financial statements.

Notes to Combined Financial Statements

1. Business Overview and Significant Accounting Policies

Separation from Henry Schein

On April 20, 2018, Henry Schein, Inc. (“Henry Schein” or the “Parent”) entered into a Contribution and Exchange Agreement, an Agreement and Plan of Merger and certain other transaction documents, which contemplate, among other things, the separation and contribution of Parent’s animal health business (the “Animal Health Business” or the “Business”) to HS Spinco, Inc. (“Spinco”), the pro rata distribution of the shares of Spinco common stock held by Parent to Parent’s stockholders as of the record date of the distribution, and the subsequent merger of a subsidiary of Spinco with and into Direct Vet Marketing, Inc. (d/b/a Vets First Choice), with Vets First Choice continuing as the Surviving Company and a wholly owned subsidiary of Spinco. On February 7, 2019, the Parent completed these transactions and Spinco changed its name to Covetrus, Inc. The separation resulted in approximately 71 million shares of Covetrus, Inc. common stock distributed to shareholders of Henry Schein. See Note 4 and Note 18 for additional information.

The Business conducts operations through two reportable segments, which are also its operating segments: (i) supply chain and (ii) technology and value-added services. These segments offer different products and services to the same customer base throughout North America, Europe, Australasia, South America and Asia.

Basis of Presentation

These combined financial statements have been derived from the consolidated financial statements and accounting records of Henry Schein. These combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Business as they were historically managed in conformity with generally accepted accounting principles in the United States (“GAAP”).

These combined financial statements include the accounts of the Animal Health Business and all of its controlled subsidiaries.

Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which the Business has the ability to influence the operating or financial decisions, are accounted for under the equity method.

All intracompany transactions have been eliminated. All intercompany transactions between the Business and Henry Schein have been included in these combined financial statements and are considered to be effectively settled for cash in the combined financial statements at the time the transaction is recorded.

The combined financial statements include expense allocations for: (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs; (ii) employee benefits and incentives; and (iii) stock-based compensation. These expenses have been allocated to the Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net sales, headcount or other measures of the Business and Henry Schein. The Business believes the bases on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, the Animal Health Business during the periods presented. The allocations may not, however, reflect the actual expenses that the Animal Health Business would have incurred as a stand alone company for the periods presented. Actual costs that may have been incurred if the Animal Health Business had been a stand alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the separation from Henry Schein, these functions have been performed using the Business’ own resources or third-party service providers. For an interim period, however, some of these functions will continue to be provided by Henry Schein under transition services agreements, which are planned to extend for a period of up to 21 months following the closing.

Henry Schein uses a centralized approach to cash management and financing of its operations, excluding debt where the Animal Health Business is the legal obligor. The majority of the Animal Health Business’ cash is transferred to Henry Schein daily and Henry Schein funds Animal Health Business’ operating and investing activities as needed. Cash transfers to and from Henry Schein are reflected in “net Parent investment.”

The combined financial statements include certain assets and liabilities that have historically been held at the Henry Schein corporate level but are specifically identifiable or otherwise attributed to the Business. The cash and cash equivalents held by Henry Schein at the corporate level are not specifically identifiable to the Business and therefore were not attributed for any of the periods presented. Cash and cash equivalents in the combined balance sheets primarily represent cash held locally by entities included in the combined financial statements. Henry Schein’s third-party debt, and the related interest expense, has not been allocated to the Business for any of the periods presented as the Animal Health Business was not the legal obligor of the debt and the Henry Schein borrowings were not directly attributable to the Business.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Business to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include the Business’ evaluation of doubtful accounts receivable, evaluation of inventory reserves, evaluation of customer returns, evaluation of goodwill impairment, self-insurance reserves, supplier rebates, fair value of redeemable noncontrolling interest and intangible assets acquired.

Fiscal Year

The Business reports its results of operations and cash flows on a 52-53 week basis ending on the last Saturday of December. The years ended December 29, 2018 and December 30, 2017 consisted of 52 weeks, and the year ended December 31, 2016 consisted of 53 weeks.

Revenue Recognition

On December 31, 2017, the Business adopted the Accounting Standard Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers,” Accounting Standards Codification (“ASC”) 606 (“Topic 606”) issued by the Financial Accounting Standards Board (“FASB”) by using the modified retrospective method applied to those contracts which were not completed as of the adoption date. The disclosures included below reflect the Business’ accounting policies under Topic 606.

Revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration that the Business expects to receive for those goods or services. To recognize revenue, the Business does the following:

•	identify the contract(s) with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to the performance obligations in the contract; and

•	recognize revenue when, or as, the entity satisfies a performance obligation.

The Business generates revenue from the sale of animal health consumable products, as well as equipment, software products and services and other sources. Provisions for discounts, rebates to customers, customer returns and other contra revenue adjustments are included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates, and are provided for in the period in which the related sales are recognized. From time to time, the Business performs the sales function and, in some cases, performs the billing function, but does not purchase or take title of the product from the supplier, which are known as agency relationships.

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. The Business believes that the shipment date is the most appropriate point in time indicating control has transferred to the customer because the Business has no post-shipment obligations, and this is when legal title and risks and rewards of ownership transfer to the customer and the point at which the Business has an enforceable right to payment.

Revenue derived from the sale of equipment is recognized when control transfers to the customer. This occurs when the equipment is delivered. Such sales typically entail scheduled deliveries of large equipment primarily by equipment service technicians. Some equipment sales require minimal installation, which is typically completed at the time of delivery. The Business’ products generally carry standard warranty terms provided by the manufacturer, however, in instances where the Business provides warranty labor services, the warranty costs are accrued in accordance with ASC 460 “Guarantees.”

Revenue derived from agency relationships is recognized on a net basis as the supplier is the primary obligor, bears the inventory and credit risk, establishes the price, picks, packs and ships the product, determines the product specifications and the amount is fixed. Agency revenue included in the Business’ net sales were $26.0 million, $15.6 million and $20.7 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Gross billings associated with these agency arrangements were $453.8 million, $402.2 million and $404.9 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Revenue derived from the sale of software products is recognized when products are shipped to customers or made available electronically. Such software is generally installed by customers and does not require extensive training due to the nature of its design. Revenue derived from post-contract customer support for software, including annual support and/or training is generally recognized over time using time elapsed as the input method that best depicts the transfer of control to the customer.

Revenue derived from other sources, including freight charges and equipment repairs, is recognized when the related product revenue is recognized or when the services are provided. The Business applies the practical expedient to treat shipping and handling activities performed after the customer obtains control as fulfillment activities, rather than a separate performance obligation in the contract.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, software and related revenue totaled $100.8 million, $100.5 million and $98.7 million, respectively. As of December 29, 2018, and December 30, 2017, deferred revenue related to software post-contract customer support was $7.1 million and $7.4 million, respectively. Deferred revenue is included within accrued expenses-other and other liabilities in the combined balance sheets.

Sales, value-add and other taxes the Business collects concurrently with revenue-producing activities are excluded from revenue.

Certain of the Business’ revenue is derived from bundled arrangements that include multiple distinct performance obligations that are accounted for separately. When the Business sells software products together with related services (e.g., training and technical support), it allocates revenue to software using the residual method, using an estimate of the stand alone selling price to estimate the fair value of the undelivered elements. There are no cases where revenue is deferred due to a lack of a stand alone selling price. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. The Business allocates revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available because the Business does not sell the goods or services separately, the Business uses one of the following techniques to estimate the stand alone selling price: adjusted market approach, cost-plus approach or the residual method. There is no specific hierarchy for the use of these methods, but the estimated selling price reflects the Business’ best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand alone basis, taking into consideration the cost structure of the business, technical skill required, customer location and other market conditions.

See Note 2 and Note 15 for additional disclosures of disaggregated net sales by segment and geographic data.

Contract Balances

Contract balances represent amounts presented in the combined balance sheet when either the Business has transferred goods or services to the customer or the customer has paid consideration to the Business under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Business’ best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Business considers many factors in estimating its reserve, including historical data, experience, customer types, credit worthiness and economic trends. From time to time, the Business adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to the Business by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. Current contract assets are included in prepaid expenses and other and the non-current contract assets are included in investments and other within the combined balance sheet. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of December 29, 2018 and December 30, 2017 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in accrued expenses-other and the non-current contract liabilities are included in other liabilities within the combined balance sheet. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At December 30, 2017, the current portion of contract liabilities of $19.6 million was reported in the accrued expenses other, and $0.1 million related to non-current contract liabilities was reported in other liabilities. During the year ended December 29, 2018, the Business recognized $17.2 million of the amount previously deferred at December 30, 2017. At December 29, 2018, the current and non-current portion of contract liabilities were $18.3 million and $0.3 million, respectively.

Deferred Commissions

Sales commissions earned by the Business’ sales force that relate to long-term arrangements are capitalized as costs to obtain a contract when the costs incurred are incremental and are expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period. The Business applies the practical expedient related to the capitalization of incremental costs of obtaining a contract, and recognizes such costs as an expense when incurred if the amortization period of the assets that the Business would have recognized is one year or less.

Sales Returns

Sales returns are recognized as a reduction of revenue by the amount of expected returns and are recorded as refund liability within current liabilities. The Business estimates the amount of revenue expected to be reversed to calculate the sales return liability based on historical data for specific products, adjusted as necessary for new products. The allowance for returns is presented gross as a refund liability and the Business records an inventory asset (and a corresponding adjustment to cost of sales) for any goods or services that it expects to be returned.

Prior to the Adoption of Topic 606

Results for reporting periods beginning after December 30, 2017 are presented under Topic 606, while prior period amounts continue to be reported under the accounting standards in effect for those periods (ASC 605). The Business’ revenue recognition accounting policies applied under ASC 605 are outlined below.

The Business sells products through either “buy/sell” or agency relationships with its suppliers. The Business also sells software licenses, and other related value-added services.

“Buy/sell” Revenue

In a “buy/sell” relationship, the Business purchases and takes title of products from the supplier and recognizes revenue when the product is shipped to the customer. The Business accepts only authorized product returns from its customers. The Business estimates returns based upon historical experience and recognizes estimated returns as a reduction of product sales.

Multiple element arrangements that include elements that are not considered software consist primarily of equipment, related installation service and cloud-based offerings. The Business allocates revenue for such arrangements based on the relative selling prices of the elements applying the following hierarchy: first vendor-specific objective evidence (“VSOE”), then third-party evidence (“TPE”) of the selling price if VSOE is not available, and finally, its best estimate of the selling price (“BESP”) if neither VSOE nor TPE is available. VSOE exists when the Business sells the deliverables separately and represents the actual price charged by the Business for each deliverable. BESP reflects the Business’ best estimate of what the selling prices of each deliverable would be if it were sold regularly on a stand alone basis taking into consideration the cost structure of the business, technical skill required, customer location and other market conditions. Each element that has stand alone value is accounted for as a separate unit of accounting. Revenue allocated to each unit of accounting is recognized when the service is provided, or the product is delivered.

Agency Revenue

In an agency relationship, the Business performs the sales function and, in some cases, performs the billing function, but does not purchase or take title of the product from the supplier. Agency revenue is recognized on a net basis because the supplier is the primary obligor, bears the inventory and credit risk, establishes the price, picks, packs and ships the product, determines the product specifications and the amount is fixed.

Software Licenses and Other Value-Added Services Revenue

The Business recognizes revenue from the licensing of software when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed or determinable and collection of the resulting receivable is probable. Revenue from perpetual licenses is recognized once shipment to the customer has taken place and when all other revenue recognition criteria have been met. Revenue from term licenses is recognized ratably over the contract term.

The Business generally bills configuration, conversion and installation and training services based on hourly rates plus reimbursable travel-related expenses. Configuration and conversion are generally performed in-house before the delivery of the related license. Revenue for all these services is recognized during the period the services are completed.

The Business recognizes revenue from maintenance and support services ratably over the contract term. Maintenance agreements entitle customers to receive technical support and are generally between three months and one year in length.

The Business recognizes revenue from other related products and services, which include healthcare reminders, Healthy Pet magazines and Pet ID cards. The revenue for these products is recognized on a monthly basis according to actual usage.

For multiple-element software arrangements, total revenue is allocated to each element based on the residual method or the relative fair value method when applicable. Under the residual value method, the Business allocates revenue to delivered components, normally the license component of the arrangement, based on VSOE of undelivered elements, which is specific to the Business. Under the relative fair value method, the total revenue is allocated among the elements based upon the relative fair value of each element as determined through the fair value hierarchy as previously discussed.

Cash and Cash Equivalents

The Business considers all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Outstanding checks in excess of funds on deposit, primarily related to payments for inventory, were reclassified as accounts payable as of December 29, 2018 and December 30, 2017.

Inventories

Inventories consist primarily of finished goods and are valued at the lower of cost or net realizable value. Cost is determined by the first-in, first-out method for merchandise or actual cost for large equipment and high-tech equipment. In accordance with the policy for inventory valuation, the Business considers many factors, including the condition and salability of the inventory, historical sales, forecasted sales and market and economic trends. From time to time, the Business adjusts the Business’ assumptions for anticipated changes in any of these or other factors expected to affect the value of inventory.

Shipping and Handling Costs

Freight and other direct shipping costs are included in cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in selling, general and administrative expenses. Direct shipping and handling costs were $31.6 million, $28.4 million and $23.9 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Advertising

Advertising costs are charged to operations when incurred as part of selling, general and administrative expenses. The Business receives reimbursements from certain vendors for advertising costs. Reimbursements for advertising costs are reported on a net basis within selling, general and administrative expenses. When reimbursements received are in excess of the cost of advertising, the net amount is reported within cost of sales. Advertising expense was $16.0 million, $14.9 million and $15.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed material, are deferred and amortized on a straight-line basis over the period that is benefited, generally not exceeding one year. As of December 29, 2018, and December 30, 2017, the Business had $0.5 million and $0.3 million, respectively, of deferred direct marketing expenses included in other current assets.

Supplier Rebates

The Business receives quarterly and annual performance rebates from suppliers based upon attainment of certain sales and/or purchase goals. Supplier rebates are included as a reduction of cost of sales and are recognized over the period they are earned. The factors considered in estimating supplier rebate accruals include forecasted inventory purchases and sales in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation or amortization. Depreciation is computed primarily under the straight-line method (see Note 5 – Property and Equipment, Net for estimated useful lives). Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease term.

Capitalized software costs consist of costs to purchase and develop software. Costs incurred during the application development stage for software bought and further customized by outside suppliers for use and software developed by a supplier for the proprietary use, and costs incurred for the Business’ own personnel who are directly associated with software development are capitalized.

Income Taxes

The Business accounts for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, the Business generally considers all expected future events other than enactments of changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period of the enactment date. Accounting for the Tax Cuts and Jobs Act, enacted on December 22, 2017, is further discussed in Note 13.

Henry Schein files a U.S. consolidated federal income tax return and certain foreign group returns, which includes all of its eligible subsidiaries, including some entities of the Business. The tax provision for the Business has been prepared utilizing the separate return methodology as if the Business had not been included in a consolidated or group income tax return with Henry Schein. Current income tax liabilities are presented based on current amounts owed for the current tax year for entities that file separate returns. Current taxes payable for entities that joined in a consolidated or group filing with Henry Schein have been settled in net Parent investment consistent with other intercompany obligations.

Foreign Currency Translation and Transactions

The financial position and results of operations of the Business’ foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year-end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period-to-period are included in accumulated other comprehensive income in equity. Gains and losses resulting from foreign currency transactions are included in earnings.

The Business used derivative instruments to minimize exposure to fluctuations in foreign currency exchange rates. The objective was to manage the impact that foreign currency exchange rate fluctuations could have on recognized asset and liability fair values, earnings and cash flows. The Business’ risk management policy required that derivative contracts used as hedges be effective at reducing the risks associated with the exposure being hedged and be designated as a hedge at the inception of the contract. The Business does not enter into derivative instruments for speculative purposes. The derivative instruments primarily included foreign currency forward agreements related to certain intercompany loans and certain forecasted inventory purchase commitments with foreign suppliers. The derivative instruments were allocated to the Business based on a specific identification basis.

Foreign currency forward agreements related to forecasted inventory purchase commitments were designated as cash flow hedges. Foreign currency forward agreements related to foreign currency balance sheet exposure provide economic hedges but are not designated as hedges for accounting purposes.

For agreements not designated as hedges, changes in the value of the derivative, along with the transaction gain or loss on the hedged item, were recorded in earnings. For cash flow hedges, the effective portion of the changes in the fair value of the derivative, along with any gain or loss on the hedged item, were recorded as a component of accumulated other comprehensive income and subsequently reclassified into earnings in the period(s) during which the hedged transaction affects earnings.

The Business classified the cash flows related to hedging activities in the same category on the combined statements of cash flows as the cash flows related to the hedged item. The Business’ hedging activities have historically not had a material impact on the combined financial statements. Accordingly, additional disclosures related to derivatives and hedging activities required by ASC Topic 815 have been omitted.

Acquisitions

The net assets of businesses acquired are recorded at their fair value at the acquisition date and the combined financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. The major classes of assets and liabilities that the Business generally allocates purchase price to, excluding goodwill, include identifiable intangible assets (e.g., trademarks and trade names, customer relationships and lists and non-compete agreements), accounts receivable, inventory, property, plant and equipment, deferred taxes and other current and long-term assets and liabilities. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments and assumptions derived from analysis of market conditions, discount rate, discounted cash flows, customer retention rates and estimated useful lives. Some prior owners of such acquired businesses are eligible to receive additional purchase price cash consideration if certain financial targets are met. For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, there were no material adjustments recorded in the combined statements of operations relating to changes in estimated contingent purchase price liabilities.

Redeemable Noncontrolling Interests

Some minority equity owners in certain of the Animal Health Business’ subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. Their interests are classified outside permanent equity on the combined balance sheets and are carried at the estimated redemption amounts. The redemption amounts have been estimated based on expected future earnings and cash flows and, if such earnings and cash flows are not achieved, the value of the redeemable noncontrolling interests might be impacted. Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are reflected at each reporting period with a corresponding adjustment to net Parent investment. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level.

Goodwill

Goodwill is not amortized, but is subject to impairment analysis at least annually. Impairment analysis for goodwill requires a comparison of the fair value to the carrying value of a reporting unit. The Business has two reporting units. The Business regards its reporting units to be its operating segments: supply chain and technology and value-added services. Goodwill was allocated to such reporting units for the purposes of preparing impairment analyses, based on a specific identification basis.

For the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Business tested goodwill for impairment using a quantitative analysis consisting of a two-step approach. The first step of the quantitative analysis consists of a comparison of the carrying value of the Business’ reporting units, including goodwill, to the estimated fair value of the reporting units using a discounted cash flow methodology. If step one results in the carrying value of the reporting unit exceeding the fair value of such reporting unit, the Business would then proceed to step two, which would require the Business to calculate the amount of impairment loss, if any, that the Business would record for such reporting unit. The calculation of the impairment loss in step two would be equivalent to the reporting unit’s carrying value of goodwill less the implied fair value of such goodwill.

The use of a discounted cash flow methodology includes estimates of future revenue based upon budget projections and growth rates that take into account estimated inflation rates. The Business also develops estimates for future levels of gross and operating profits and projected capital expenditures. The Business’ methodology also includes the use of estimated discount rates based upon industry and competitor analysis as well as other factors. The estimates that the Business uses in the discounted cash flow methodology involve many assumptions by the Business that are based upon future growth projections.

The potential impairment of goodwill is assessed at least annually (at the beginning of the fourth quarter) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Some important factors that could trigger an interim impairment review include:

•	significant underperformance relative to expected historical or projected future operating results;

•	significant changes in the manner of the use of acquired assets or the strategy for the Business’ overall business (e.g., decision to divest a business); or

•	significant negative industry or economic trends.

The Business performed this assessment in the current year by evaluating quantitative and qualitative factors to determine whether goodwill was impaired. There were no such impairment charges recognized during the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Long-Lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets consist primarily of non-compete agreements, trademarks, trade names, customer relationships and intellectual property. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. The Business measures the impairment loss based on the difference between the carrying amount and the estimated fair value. When impairment exists, the related assets are written down to fair value. No impairment was recorded in the years ended December 29, 2018, December 30, 2017 and December 31, 2016.

Cost of Sales

The primary components of cost of sales include the cost of the product (net of purchase discounts, supplier chargebacks and rebates) and inbound and outbound freight charges. Costs related to purchasing, receiving, inspections, warehousing, internal inventory transfers and other costs of the Business’ distribution network are included in selling, general and administrative expenses along with other operating costs.

As a result of different practices of categorizing costs associated with distribution networks throughout the industry, the Business’ gross margins may not necessarily be comparable to other distribution companies. Total distribution network costs were $17.8 million, $15.7 million and $16.2 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively. Depreciation expense related to Property and Equipment is included within selling, general and administrative expenses in the combined statements of operations.

Cost of sales also includes costs directly related to the design and production of software, distribution of licenses, hardware and costs related to services provided and amortization of the capitalized costs for internally generated software for resale.

Comprehensive Income

Comprehensive income includes certain gains and losses that, under GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to equity. Comprehensive income is primarily comprised of net income, foreign currency translation gain (loss), unrealized gain (loss) from foreign currency hedging activities and pension adjustment gain (loss).

Accounting Pronouncements Adopted

In May 2014, FASB issued Accounting Standard Update No. 2014-09, “Revenue from Contracts with Customers,” Topic 606. The Business adopted the provisions of this standard as of December 31, 2017, on a modified retrospective basis. The Business applied the requirements of the new standard only to contracts that were not completed as of the adoption date. The Business recorded an immaterial adjustment to the opening balance of net Parent investment for the adoption of Topic 606. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The impact of the new standard on the combined statements of operations, which the Business expects to be immaterial on an ongoing basis, is primarily related to software sales and sales commissions and is described as follows:

Software Sales

For software licenses sold together with post-contract support (“PCS”), the Business previously deferred software revenue if it did not have VSOE of fair value of the PCS. Under Topic 606, the concept of VSOE is eliminated and there are no cases where revenue is deferred due to a lack of stand alone selling price. In addition, the Business previously recognized revenue from term licenses ratably over the contract term. Under Topic 606, such licenses represent a right to use intellectual property and therefore require upfront recognition. Furthermore, certain upfront fees related to service arrangements were previously deferred and recognized over the estimated customer life. Under Topic 606, the period over which the Business will recognize these fees is reduced as the upfront fee represents additional contract price that will be allocated to the performance obligations in the contract and recognized as those performance obligations are satisfied rather than being amortized over the estimated customer life. Based on the aforementioned changes, such software revenue will be recognized sooner than under the previous revenue recognition standard.

Sales Commissions

The Business previously recognized sales commissions as an expense when incurred. Under Topic 606, the Business defers such sales commissions as costs to obtain a contract when the costs are incremental and expected to be recovered. Deferred sales commissions are amortized over the estimated customer relationship period. The Business applies the practical expedient to expense, as incurred, commissions with an expected amortization period of one year or less.

The impact of adoption on the combined balance sheet and combined statement of operations was as follows:

Dollars in thousands	As of December 29, 2018
Balance Sheet	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Assets:
Other receivables, prepaid expenses and other	$68,335	$68,693	$(358)
Investments and other	119,955	119,234	721
Liabilities:
Accrued expenses – taxes	$16,922	$16,987	$(65)
Accrued expenses – other	76,565	77,713	(1,148)
Deferred income taxes	16,372	16,211	161
Equity:
Net Parent investment	$1,575,831	$1,574,295	$1,536
Accumulated other comprehensive loss	(82,214)	(82,093)	(121)

Dollars in thousands	Year Ended December 29, 2018
Statement of Operations	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Net sales:
Supply chain	$3,677,188	$3,677,188	$—
Technology and value-added services	100,806	100,671	135

Total	$3,777,994	$3,777,859	$135

Costs and expenses:
Cost of sales	3,093,882	3,093,882	—
Selling, general and administrative	538,469	538,506	(37)
Income taxes	(37,028)	(36,995)	(33)
Net income	107,382	107,177	205

Additional information related to Topic 606 can be found in Note 2 – Revenue from Contracts with Customers.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes, Intra-Entity Transfers of Assets Other Than Inventory” (“Topic 740”). Topic 740 requires companies to recognize the income tax effects of intercompany sales and transfers of assets other than inventory in the period which the transfer occurs. Previously, companies were required to defer the income tax effects on intercompany transfer of assets until the asset has been sold to an outside party. On December 31, 2017, the Business adopted the guidance, which is effective for annual periods and related interim periods beginning after December 15, 2017 on a modified retrospective basis. The adoption of this ASU did not have a material impact on the combined financial statements of the Business.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business” (“ASU 2017-01”), which provides a more robust framework to use in determining when a set of assets and activities is a business. The standard was effective for the Business beginning April 1, 2018. The adoption of this ASU did not have a material impact on the combined financial statements of the Business.

In February 2017, the FASB issued ASU No. 2017-05, “Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets.” The ASU defines nonfinancial assets, which include real estate (e.g., buildings, land, windmills, solar farms), ships and intellectual property, and clarifies that the derecognition of all businesses is in the scope of ASC 810. The amendments are effective at the same time as ASU 2014-09. For public entities, that means annual periods beginning after December 15, 2017 and interim periods therein. The adoption of this ASU did not have a material impact on the combined financial statements of the Business.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842) (“ASU 2016-02”), which will require lessees to recognize assets and liabilities for leases with lease terms of more than 12 months. Consistent with current GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, the new guidance will require both types of leases to be recognized on the balance sheet. The ASU is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. In August 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements” which permits adoption of the guidance in ASU 2016-02 using either a modified retrospective transition, requiring application at the beginning of the earliest comparative period presented or a transition method whereby companies could continue to apply existing lease guidance during the comparative periods and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption rather than in the earliest period presented without adjusting historical financial statements.

The Business will use the modified retrospective transition approach in ASU No. 2018-11 and apply the new lease requirements through a cumulative-effect adjustment in the period of adoption. The Business is currently finalizing the effects that the adoption of ASU 2016-02 will have on the combined financial statements, but anticipate that the new guidance will significantly impact the combined balance sheet as the Business will recognize right of use assets and lease liabilities for the Business’ operating leases. The new standard provides a number of optional practical expedients in transition. The Business expects to elect the package of practical expedients, which permits the Business not to reassess, under the new standard, the prior conclusions about lease identification, lease classification and initial direct costs. The Business does not expect to elect the use-of-hindsight or the practical expedient pertaining to land easements; the latter not being applicable to the Business. The Business does not expect that this accounting standard will have a material impact on the Business’ debt covenants. The Business also does not expect that the implementation of this standard will have a material impact on the Business’ results of operations. The Business is implementing a new lease accounting system and updating its processes in preparation for the adoption of the new standard.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This ASU is effective for interim and annual reporting periods beginning after December 15, 2019, with early adoption permitted for interim and annual reporting periods beginning after December 15, 2018. This ASU is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to net Parent investment as of the beginning of the first reporting period in which the guidance of this ASU is effective. The Business does not expect that this ASU will have a material impact on the results of the combined financial statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 will require the Business to perform an annual goodwill impairment test by comparing the fair value of the reporting units to the carrying value of those units. If the carrying value exceeds the fair value, the Business will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. ASU 2017-04 is required to be implemented on a prospective basis for fiscal years beginning after December 15, 2019. The Business does not expect that the requirements of ASU 2017-04 will have a material impact on the combined financial statements.

In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging” (Topic 815) (“ASU 2017-12”), which simplifies the requirements for hedge accounting, more closely aligns hedge accounting with risk management activities and increases transparency of the scope and results of hedging activities. This ASU amends the presentation and disclosure requirements and provides options for new hedging strategies and methods of assessing hedge effectiveness in certain circumstances. ASU 2017-12 is required to be implemented for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. The Business does not expect that the requirements of ASU 2017-12 will have a material impact on the combined financial statements.

In February 2018, the FASB issued ASU No. 2018-02, “Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017”, which allows the reclassification from accumulated comprehensive income to retained earnings of the income tax effects resulting from the Tax Act. This ASU is effective for interim and annual reporting periods beginning after December 15, 2018. The Business does not expect that the requirements of ASU 2018-02 will have a material impact on the combined financial statements.

In June 2018, the FASB issued ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. The Business does not expect that the requirements of ASU-2018-07 will have a material impact on the combined financial statements.

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Business does not expect that the requirements of this ASU will have a material impact on the combined financial statements.

Revisions to Prior Periods

The prior period financial statements have been revised to reflect a change to certain goodwill balances that were previously recorded by the Parent, but related to and were not included in the historical combined balance sheet of the Business. Accordingly, the combined balance sheet as of December 30, 2017 was revised to increase goodwill by $49.1 million, net Parent investment by $43.2 million, deferred income taxes by $4.8 million and decrease accumulated other comprehensive loss by $1.1 million. Similarly, the combined balance sheet as of December 31, 2016 was revised to increase goodwill by $46.1 million, net Parent investment by $43.2 million, deferred income taxes by $4.8 million and accumulated other comprehensive loss by $1.9 million. In addition, the beginning balance of net Parent investment as of December 26, 2015 was increased by $43.2 million within the combined statements of equity. The revisions were considered immaterial based on quantitative and qualitative considerations because they affected total assets by only 2% and had no impact on the combined statements of operations or cash flows.

2. Revenue from Contracts with Customers

Revenue is recognized in accordance with the policies discussed in Note 1.

Disaggregation of Revenue

The following table disaggregates the Business’ revenue by segment and geography:

	Year Ended December 29, 2018
Dollars in thousands	United States	United Kingdom	Other	Total
Supply chain	$1,845,176	$604,756	$1,227,256	$3,677,188
Technology and value-added services	82,424	10,895	7,487	100,806

Total	$1,927,600	$615,651	$1,234,743	$3,777,994

3. Business acquisitions

The operating results of all acquisitions are reflected in the combined financial statements from their respective acquisition dates.

On January 12, 2016, the Business completed the purchase of an 80.1% interest in Vetstreet, Inc. (“Vetstreet”), a software provider of marketing solutions and health information analytics to veterinary practices and animal health product manufacturers. Effective August 6, 2017, Vetstreet became a wholly owned subsidiary of the Business, through the Business’ purchase of the remaining 19.9% interest. As of December 29, 2018, the Business has $21.4 million of goodwill related to this acquisition.

On February 3, 2016, the Business completed the acquisition of RxWorks, Inc., a provider of veterinary practice management software, primarily to customers in Australia, New Zealand, the United Kingdom, the Netherlands and other certain countries around the world. As of December 29, 2018, the Business has $8.1 million of goodwill related to this acquisition.

On September 12, 2017, the Business completed the acquisition of Merritt Veterinary Supplies, Inc. (“Merritt”) for an aggregate consideration equal to $93.8 million. Merritt is a U.S.-based supplier of animal health products, headquartered in Columbia, South Carolina. As of December 29, 2018, the Business has $34.4 million of goodwill related to this acquisition.

The Business completed certain other acquisitions during the years ended December 29, 2018 and December 30, 2017, which were immaterial to the combined financial statements individually and in the aggregate. As of December 29, 2018, and December 30, 2017, the Business recorded approximately $3.2 million and $48.1 million, respectively, of goodwill through preliminary purchase price allocations for these acquisitions. Total acquisition transaction costs incurred in the year ended December 29, 2018 were immaterial to the combined statement of operations.

4. Earnings Per Share

On February 7, 2019, Henry Schein distributed approximately 71 million shares of Covetrus common stock to its shareholders. The computation of basic earnings per common share (EPS) for all periods disclosed was calculated using the shares distributed by Henry Schein on February 7, 2019 totaling 71 million. The weighted average number of shares outstanding for diluted EPS for the periods prior to separation also include 0.5 million of diluted common share equivalents for restricted stock and restricted stock units as these share-based awards were previously issued by Henry Schein and outstanding at the time of separation and were assumed by Covetrus following the separation.

The numerator for both basic and diluted EPS is net income.

The following is a reconciliation of basic shares to diluted shares.

in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Basic shares	71,451	71,451	71,451
Effect of dilutive shares	522	522	522

Diluted shares	71,973	71,973	71,973

5. Property and Equipment, Net

Property and equipment, net consisted of the following as of:

Dollars in thousands	December 29, 2018	December 30, 2017
Land	$2,414	$2,538
Buildings and permanent improvements	17,395	18,383
Leasehold improvements	12,064	9,641
Machinery and warehouse equipment	42,423	35,658
Furniture, fixtures and other	31,757	30,321
Computer equipment and software	36,004	31,619

	142,057	128,160
Less: accumulated depreciation	73,508	63,606

Property and equipment, net	$68,549	$64,554

Estimated Useful Lives (in years)
Buildings and permanent improvements	40
Machinery and warehouse equipment	5-10
Furniture, fixtures and other	3-10
Computer equipment and software	3-10

Depreciation expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $15.4 million, $12.6 million and $11.7 million, respectively, and was included within selling, general and administrative expenses in the combined statements of operations.

6. Intangible Assets

Definite-lived intangible assets consisted of the following as of:

	December 29, 2018
Dollars in thousands	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.3	$368,018	$(193,294)	$174,724
Trademarks	7.4	40,824	(22,873)	17,951
Patents	7.0	30,293	(19,467)	10,826
Product development	6.0	6,069	(2,684)	3,385
Non-compete agreements	5.1	3,717	(2,390)	1,327

Total		$448,921	$(240,708)	$208,213

	December 30, 2017
Dollars in thousands	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Customer relationships	11.0	$370,079	$(163,496)	$206,583
Trademarks	6.6	44,584	(21,010)	23,574
Patents	7.0	30,293	(15,137)	15,156
Product development	7.3	14,506	(9,316)	5,190
Non-compete agreements	3.4	7,225	(4,801)	2,424

Total		$466,687	$(213,760)	$252,927

Trademarks and customer relationships were established through business acquisitions. The Business amortizes intangible assets on a straight-line basis over the estimated useful life. Non-compete agreements represent amounts paid primarily to key employees and prior owners of acquired businesses, as well as certain sales persons, in exchange for placing restrictions on their ability to pose a competitive risk to the Business. Such amounts are amortized, on a straight-line basis, over the respective non-compete period, which generally commences upon termination of employment or separation from the Business. Amortization of intangible assets was $48.2 million, $46.2 million and $43.4 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively, and was included within selling, general and administrative expenses in the combined statements of operations.

The estimated future amortization of intangible assets is as follows:

Dollars in thousands
2019	$44,491
2020	43,032
2021	37,083
2022	21,231
2023	18,572
Thereafter	43,804

Total	$208,213

7. Goodwill

The changes in the carrying amount of goodwill for the years ended December 29, 2018 and December 30, 2017 were as follows:

Dollars in thousands	Supply Chain	Technology and Value- Added Services	Total
Balance as of December 31, 2016 (as revised)	$608,300	$84,865	$693,165
Adjustments to goodwill:
Acquisitions	40,746	7,399	48,145
Foreign currency translation	16,647	1,811	18,458

Balance as of December 30, 2017 (as revised)	665,693	94,075	759,768
Adjustments to goodwill:
Acquisitions	3,177	—	3,177
Foreign currency translation	(11,659)	(1,524)	(13,183)

Balance as of December 29, 2018	$657,211	$92,551	$749,762

As discussed in Note 1, the Business revised its combined balance sheet related to certain goodwill balances that were recorded by the Parent but not included in the historical combined balance sheet of the Business. The goodwill balance has been increased by $49.1 million and $46.1 million as of December 30, 2017 and December 31, 2016, respectively.

8. Investments and Other

Investments and other consisted of the following as of:

Dollars in thousands	December 29, 2018	December 30 2017
Investment in affiliates	$21,678	$22,974
Acquisition-related indemnification	19,544	22,015
Non-current deferred foreign, state and local income taxes	72,998	14,128
Capitalized costs for internally generated software for resale	2,410	1,180
Other long-term assets	3,325	2,548

Total	$119,955	$62,845

Amortization expense related to capitalized costs for internally generated software for resale for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $0.5 million, $0.2 million and $0.3 million, respectively, and was included within cost of sales in the combined statements of operations.

9. Fair Value

ASC 820, “Fair Value Measurement,” establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

The fair value hierarchy, which consists of three broad levels, gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described as follows:

•	Level 1—Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•

Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3—Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that the Business used to measure different financial instruments at fair value.

Financial assets and liabilities

The carrying amounts reported on the combined balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and other current liabilities approximate their fair value due to the short maturity of those instruments.

Investments in affiliates

There are no quoted market prices available for investments in affiliates; however, the Business believes the carrying amounts are a reasonable estimate of fair value.

Long-term debt

The carrying amounts of the variable rate term loan (see Note 14) approximates fair value because its interest rate is reset to a market rate monthly.

Derivative contracts

Derivative contracts are valued using quoted market prices and significant other observable and unobservable inputs. The Business uses derivative instruments to minimize exposure to fluctuations in foreign currency exchange rates. Derivative instruments primarily include foreign currency forward agreements related to certain forecasted inventory purchase commitments with suppliers.

The fair values for the majority of the Business’ foreign currency derivative contracts are obtained by comparing the contract rate to a published forward price of the underlying market rates, which is based on market rates for comparable transactions and are classified within Level 2 of the fair value hierarchy.

Redeemable noncontrolling interests

Some minority equity owners in certain of the Business’ subsidiaries have the right, at certain times, to require the Business to acquire their ownership interest in those entities at fair value based on third-party valuations. The primary factor affecting the future value of redeemable noncontrolling interests is expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted. The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to net Parent investment. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. The values for redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy. The details of the balances and changes in redeemable noncontrolling interests are presented in Note 10.

The assets and liabilities that are measured and recognized at fair value on a recurring basis are the derivative contracts (Level 2), which were immaterial for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 and the redeemable noncontrolling interests (Level 3) discussed in Note 10.

10. Redeemable Noncontrolling Interests

Some minority equity owners in certain of the Business’ subsidiaries have the right, at certain times, to require the Business to acquire their ownership interest in those entities at fair value. ASC 480, “Distinguishing Liabilities from Equity,” is applicable for noncontrolling interests where the Business is, or may be, required to purchase all or a portion of the outstanding interest in a subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 are presented in the following table:

Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Balance, beginning of period	$366,554	$322,070	$275,759
Decrease in redeemable noncontrolling interests due to redemptions	(382,180)	(26,375)	(3,803)
Increase in redeemable noncontrolling interests due to business acquisitions	5,639	6,648	23,276
Net income attributable to redeemable noncontrolling interests	6,521	27,690	29,966
Dividends paid	(9,859)	(20,481)	(22,204)
Effect of foreign currency translation gain (loss) attributable to redeemable noncontrolling interests	(1,701)	2,931	(1,006)
Change in fair value of redeemable securities	107,458	54,071	20,082

Balance, end of period	$92,432	$366,554	$322,070

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to net Parent investment. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level.

11. Commitments and Contingencies

Operating Leases

The Business leases warehouse facilities, office facilities, vehicles and computer equipment under leases expiring at various dates through 2033. The leases require the Business to pay taxes, maintenance, insurance and certain other operating expenses applicable to the leased facilities. The terms of certain warehouse and office facility leases call for minimum rents to increase each year. Accordingly, the Business has accounted for the rent expense under the straight-line method. Noncancellable leases with an initial term greater than one year have been categorized as capital or operating leases in conformity with the accounting standard for accounting for leases.

At December 29, 2018, future minimum lease payments for operating leases and the present value of the net minimum lease payments for operating leases are as follows:

Dollars in thousands
2019	$17,266
2020	14,207
2021	9,940
2022	5,875
2023	3,805
Thereafter	5,455

Total minimum operating lease payments	$56,548

Total rental expense for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $20.0 million, $17.4 million and $16.3 million, respectively.

Capital Leases

The Business leases certain equipment under capital leases. Future minimum annual lease payments under the capital leases together with the present value of the minimum capital lease payments as of December 29, 2018 are as follows:

Dollars in thousands
2019	$719
2020	334
2021	209
2022	8
2023	8
Thereafter	0

Total minimum capital lease payments	1,278
Less: Amount representing interest	(74)

Total present value of minimum capital lease payments	$1,204

Legal

The Business is involved in various legal proceedings that arise in the ordinary course of business. Based on present knowledge, the Business believes none of the claims relating to such proceedings will have a material effect on the financial condition, results of operations and cash flows of the Business.

12. Comprehensive Income

Comprehensive income includes certain gains and losses that are excluded from net income under GAAP, as such amounts are recorded directly as an adjustment to total equity. The Business’ comprehensive income is primarily comprised of net income, foreign currency translation loss, unrealized gain (loss) on foreign currency hedging activities and pension adjustment gain (loss).

The following table summarizes the accumulated other comprehensive loss, net of applicable taxes, as of:

Dollars in thousands	December 29, 2018	December 30, 2017 (as revised)	December 31, 2016 (as revised)
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment	$629	$2,330	$(601)

Attributable to the Business:
Foreign currency translation loss	(82,217)	(40,862)	(100,071)
Unrealized gain (loss) from foreign currency hedging activities	—	592	(105)
Pension adjustment gain (loss)	3	(1,718)	(2,127)

Accumulated other comprehensive loss	(82,214)	(41,988)	(102,303)

Total accumulated other comprehensive loss	$(81,585)	$(39,658)	$(102,904)

The following table summarizes the components of comprehensive income, net of applicable taxes for the years ended:

Dollars in thousands	December 29, 2018	December 30, 2017 (as revised)	December 31, 2016 (as revised)
Net income	$107,382	$92,044	$100,264

Foreign currency translation gain (loss)	(42,676)	62,287	(41,876)
Tax effect	(380)	(148)	240

Foreign currency translation gain (loss)	(43,056)	62,139	(41,636)

Unrealized gain (loss) from foreign currency hedging activities	(748)	857	(96)
Tax effect	156	(160)	1

Unrealized gain (loss) from foreign currency hedging activities	(592)	697	(95)

Pension adjustment gain	2,177	506	284
Tax effect	(456)	(97)	(49)

Pension adjustment gain	1,721	409	235

Comprehensive income	$65,455	$155,289	$58,768

During the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Business recognized, as a component of comprehensive income, a foreign currency translation (loss) gain of $(43.1) million, $62.1 million and $(41.6) million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. The combined financial statements are denominated in the U.S. Dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on the comprehensive income.

The following table summarizes the total comprehensive income, net of applicable taxes, for the years ended:

Dollars in thousands	December 29, 2018	December 30, 2017 (as revised)	December 31, 2016 (as revised)
Comprehensive income attributable to the Animal Health Business	$60,635	$124,668	$29,808
Comprehensive income attributable to redeemable noncontrolling interests	4,820	30,621	28,960

Comprehensive income	$65,455	$155,289	$58,768

As discussed in Note 1, the Business revised its combined balance sheet related to certain goodwill balances that were recorded by the Parent but not included in the historical combined balance sheet of the Business. The accumulated other comprehensive loss balance was decreased by $1.1 million as of December 30, 2017 and increased by $1.9 million as of December 31, 2016.

13. Income Taxes

Income before taxes and equity in earnings of affiliates was as follows:

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Domestic	$59,005	$68,956	$75,194
Foreign	84,172	69,813	51,600

Total	$143,177	$138,769	$126,794

The provisions for income taxes were as follows:

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Current income tax expense:
U.S. federal	$12,559	$21,702	$17,449
State and local	4,598	4,449	5,600
Foreign	24,671	15,682	11,167

Total current	41,828	41,833	34,216

Deferred income tax (benefit) expense:
U.S. federal	537	7,322	(5,203)
State and local	11	—	(772)
Foreign	(5,348)	(1,136)	(303)

Total deferred	(4,800)	6,186	(6,278)

Total provision	$37,028	$48,019	$27,938

The tax effects of temporary differences that give rise to the deferred income tax asset (liability) were as follows as of:

	Years Ended
	December 29, 2018	December 30, 2017 (as revised)
Dollars in thousands
Deferred income tax asset:
Investment in partnerships	$72,082	$13,737
Net operating losses and other carryforwards	2,655	5,115
Inventory, premium coupon redemptions and accounts receivable
valuation allowances	1,443	—
Stock-based compensation	155	—
Other assets	1,030	2,156

Total deferred income tax asset	77,365	21,008
Valuation allowance for deferred tax assets	(1,132)	(4,439)

Net deferred income tax asset	76,233	16,569
Deferred income tax liability
Intangibles amortization	(19,607)	(21,349)

Total deferred tax liability	(19,607)	(21,349)

Net deferred income tax asset (liability)	$56,626	$(4,780)

The assessment of the amount of value assigned to the deferred tax assets under the applicable accounting rules is judgmental. The Business is required to consider all available positive and negative evidence in evaluating the likelihood that the Business will be able to realize the benefit of the Business’ deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of the Business’ deferred tax assets is dependent on generating sufficient taxable income in future periods. The Business believes that it is more likely than not that future taxable income will be sufficient to allow it to recover substantially all of the value assigned to the deferred tax assets.

However, if future events cause the Business to conclude that it is not more likely than not that the Business will be able to recover all of the value assigned to the deferred tax assets, the Business will be required to adjust the valuation allowance accordingly. The change in valuation allowance for the year ended December 29, 2018 was $3.3 million and was attributable primarily to decreases in foreign operating loss carryforwards.

As of December 29, 2018, the Business had foreign net operating loss carryforwards of $6.7 million, which can be utilized against future foreign income through December 31, 2026. Additionally, as of December 29, 2018, there were foreign net operating loss carryforwards of $5.2 million that have an indefinite life.

The tax provisions differ from the amount computed using the federal statutory income tax rate as follows:

	Years Ended
	December 29, 2018	December 30, 2017	December 31, 2016
Income tax provision at federal statutory rate	$30,067	$48,569	$44,378
Transition tax on deemed repatriation of foreign earnings	4,366	13,031	—
Pass through noncontrolling interest	(2,815)	(10,953)	(11,824)
State income tax provision, net of federal income tax effect	2,416	2,794	3,138
Foreign income tax provision	1,991	(8,537)	(6,795)
Tax on GILTI	1,604	—	—
Excess tax benefits related to stock compensation	(1,195)	(4,025)	—
Unrecognized tax benefits and audit settlements	—	—	(1,879)
Revaluation of deferred tax assets and liabilities	—	7,323	—
Other	594	(183)	920

Total income tax provision	$37,028	$48,019	$27,938

For the year ended December 29, 2018, the effective tax rate was 25.9% compared to 34.6% for the prior year period. In 2018, the effective tax rate was primarily impacted by an increase in the estimate of transition tax associated with the recently passed tax act (the “Tax Act”) and state and foreign income taxes, partially offset by noncontrolling interests in the Business’ partnership investments. In 2017, the effective tax rate was primarily impacted by the Tax Act and the adoption of ASU No. 2016-09, “Stock Compensation” (Topic 718) (“ASU 2016-09”).

On December 22, 2017, the U.S. government passed the Tax Act. The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. tax code including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest. Additionally, the Tax Act moved from a global tax regime to a modified territorial regime, which requires U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S. The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate on foreign derived intangible income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (Interest Limitation). We became subject to the GILTI, FDII, BEAT and Interest Limitation provisions effective January 1, 2018.

The Business elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

Under Topic 740, the Business estimated the impact of each provision of the Tax Act on the effective tax and recorded a current tax expense for the GILTI provision of $1.6 million for the year ended December 29, 2018. For the BEAT, FDII and Interest Limitation computations, the Business has not recorded an estimate in the effective tax rate for the year ended December 29, 2018, because the Business has concluded that these provisions of the Tax Act will not apply to or will have an immaterial impact on its combined financial statements for the year ended December 29, 2018.

Due to the complexities of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) that allowed the Animal Health Business to record a provisional amount for any income tax effects of the

Tax Act in accordance with ASC 740, to the extent that a reasonable estimate can be made, in its 2017 combined financial statements. SAB 118 allowed for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

In the fourth quarter of 2017, the Business recorded provisional amounts related to the Tax Act for any items that could be reasonably estimated at the time. This included the one-time transition tax that the Business estimated to be $13.0 million and a net deferred tax expense of $7.3 million attributable to the revaluation of deferred tax assets and liabilities due to the lower enacted federal income tax rate of 21%. In the aggregate, for the quarter ended December 30, 2017, these Tax Act modifications resulted in a one-time tax expense of approximately $20.3 million. Absent the effects of the transition, and the revaluation of deferred tax assets and liabilities, and the adoption of ASU 2016-09, Accounting for Stock Compensation, the Business’ effective tax rate for the year ended December 30, 2017 would have been 22.8% as compared to the Business’ actual effective tax rate of 34.6%.

For the year ended December 29, 2018, the Business recorded $4.4 million additional expense for the one-time transition tax. The change was a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of December 22, 2018, the Business has completed its analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are now considered final.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax; however, there could be U.S. state and/or foreign withholding taxes upon distribution of such unremitted earnings. Determination of the amount of unrecognized deferred tax liability with respect to such earnings is not practicable.

ASC Topic 740 prescribes the accounting for uncertainty in income taxes recognized in the financial statements in accordance with other provisions contained within this guidance. This topic prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by the taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate audit settlement. In the normal course of business, the Business’ tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities for uncertain tax positions taken in respect to certain tax matters.

The total amount of unrecognized tax benefits, which are included in other liabilities within the combined balance sheets as of December 29, 2018 was approximately $5.8 million, of which $3.0 million would affect the effective tax rate if recognized. It is expected that the amount of unrecognized tax benefits will change in the next 12 months; however, the Business does not expect the change to have a material impact on the combined financial statements.

The total amounts of interest and penalties, which are classified as a component of the provision for income taxes and included in other liabilities, were approximately $0.9 million and $0, respectively, as of December 29, 2018.

The tax years subject to examination by major tax jurisdictions include the years 2012 and forward by the U.S. Internal Revenue Service, as well as the years 2011 and forward for certain states and certain foreign jurisdictions.

The following table provides a reconciliation of unrecognized tax benefits excluding the effects of deferred taxes, interest and penalties:

	December 29, 2018	December 30, 2017	December 31, 2016
Balance, beginning of period	$7,800	$8,200	$2,600
Additions based on current year tax positions	—	—	220
Additions based on prior year tax positions	1,800	800	7,830
Reductions resulting from lapse in statutes of limitations	(3,800)	(1,200)	(2,450)

Balance, end of period	$5,800	$7,800	$8,200

As discussed in Note 1, the Business revised its combined balance sheet related to certain goodwill balances that were recorded by the Parent but not included in the historical combined balance sheet of the Business. The deferred income tax balance has been increased by $4.8 million as of December 30, 2017.

14. Long-Term Debt

Long-term debt as of December 29, 2018 and December 30, 2017 consisted of a $23.0 million term loan and capital lease obligations. See Note 11 for information on the capital lease obligations.

Term loan

On February 21, 2013, the Business entered into a credit agreement (the “Agreement”) with the Darby Group Companies, Inc. (“Darby”) and M&S Investment Holding I LLC (“M&S”). In conjunction with the Agreement, the Business entered into a guarantee and collateral agreement, which secures payment of the loans made to the Business under the Agreement. The Agreement is collateralized by substantially all of the Business’ assets and contains various affirmative and negative covenants, which include restrictions on indebtedness, liens, disposition of property, restricted payments, acquisitions, investments and transactions with affiliates, among others.

The loan commitments under the Agreement of $23.0 million mature on June 30, 2022 and include $14.0 million provided by Darby and $9.0 million by M&S.

Interest payments are due monthly and are determined based on a one-month interest period plus 1.0% plus the applicable margin, which is adjusted based on the Business’ leverage ratio. At December 29, 2018, December 30, 2017 and December 31, 2016, the applicable margin was 2.25% for interest rates of 4.75%, 3.81% and 3.01%, respectively. Total interest expense on the term loan for the years ended December 29, 2018, December 30, 2017 and December 31, 2016 was $1.1 million, $1.0 million and $0.8 million, respectively.

Prior to the separation and distribution date of February 7, 2019, the Business’ long-term debt of $23.0 million was repaid by the Parent.

15. Segment and Geographic Data

The supply chain segment includes the sale and distribution of pharmaceuticals, nutrition products, consumable products, diagnostic tests, small and large equipment, laboratory products and surgical products, among others.

The technology and value-added services segment consists of technology-enabled solutions and services, including practice management software, data-driven applications, client communications tools and related services.

The following tables present information about the Business’ reportable and operating segments:

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Net Sales:
Supply chain	$3,677,188	$3,479,327	$3,254,475
Technology and value-added services	100,806	100,468	98,685

Total	$3,777,994	$3,579,795	$3,353,160

	Years Ended
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Operating Income:
Supply chain	$112,466	$112,346	$106,988
Technology and value-added services	24,632	22,976	16,840

Total	$137,098	$135,322	$123,828

Income before taxes and equity in earnings of affiliates:
Supply chain	$118,227	$115,898	$110,088
Technology and value-added services	24,950	22,871	16,706

Total	$143,177	$138,769	$126,794

Depreciation and Amortization:
Supply chain	$57,163	$52,009	$48,167
Technology and value-added services	6,937	7,044	7,281

Total	$64,100	$59,053	$55,448

Income Tax Expense:
Supply chain	$30,575	$40,105	$24,257
Technology and value-added services	6,453	7,914	3,681

Total	$37,028	$48,019	$27,938

Interest Income:
Supply chain	$5,743	$5,082	$4,897
Technology and value-added services	2	33	18

Total	$5,745	$5,115	$4,915

Interest Expense:
Supply chain	$2,762	$2,567	$1,951
Technology and value-added services	8	20	6

Total	$2,770	$2,587	$1,957

	As of
Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Total Assets:
Supply chain	$2,091,161	$2,073,912	$1,852,431
Technology and value-added services	141,923	143,108	138,693

Total	$2,233,084	$2,217,020	$1,991,124

Purchases of Fixed Assets:
Supply chain	$21,059	$18,656	$11,820
Technology and value-added services	966	2,009	928

Total	$22,025	$20,665	$12,748

The following table presents information about the Business’ operations by geographic area as of and for the years ended December 29, 2018, December 30, 2017 and December 31, 2016. Net sales by geographic area are based on the Business’ respective locations. No country, except for the United States and United Kingdom, generated net sales greater than 10% of combined net sales. There were no material amounts of intercompany sales or transfers among geographic areas and there were no material amounts of export sales.

	2018		2017		2016
Dollars in thousands	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets	Net Sales	Long-Lived Assets
United States	$1,927,600	$718,917	$1,864,083	$748,433	$1,750,487	$690,244
United Kingdom	615,651	82,292	584,398	89,927	569,986	77,918
Other	1,234,743	225,315	1,131,314	238,889	1,032,687	222,319

Total	$3,777,994	$1,026,524	$3,579,795	$1,077,249	$3,353,160	$990,481

16. Employee Benefit Plans

Stock-based compensation

The Business’ employees have historically participated in the Parent’s stock-based compensation plans. Stock-based compensation expense has been allocated to the Business based on the awards and terms previously granted to the Business’ employees, as well as an allocation of Parent’s corporate and shared functional employee expenses. The accompanying combined statements of operations reflect pre-tax stock-based compensation expense of $7.1 million ($5.5 million after-tax), $7.2 million ($4.0 million after-tax) and $6.2 million ($4.4 million after-tax) for the years ended December 29 2018, December 30, 2017 and December 31, 2016, respectively.

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Business measures stock-based compensation at the grant date, based on the estimated fair value of the award, and recognizes the cost (net of estimated forfeitures) as compensation expense on a straight-line basis over the requisite service period. The stock-based compensation expense is reflected in selling, general and administrative expenses in the combined statements of operations.

Stock-based awards are provided to certain employees of the Business under the terms of the Parent’s 2013 Stock Incentive Plan, as amended (the “Plan”). The Plan is administered by the Compensation Committee of the Parent Board.

Grants of restricted stock and restricted stock units are stock-based awards granted to recipients with specified vesting provisions. In the case of restricted stock, common stock is delivered on the date of grant, subject to vesting conditions. In the case of restricted stock units, common stock is generally delivered on or following satisfaction of vesting conditions. The Parent issues restricted stock and restricted stock units to employees of the Business that vest solely based on the recipient’s continued service over time (primarily four-year cliff vesting) and restricted stock and restricted stock units that vest based on achieving specified performance measurements and the recipient’s continued service over time (primarily three-year cliff vesting).

With respect to time-based restricted stock and restricted stock units, the Business estimates the fair value on the date of grant based on Henry Schein’s closing stock price. With respect to performance-based restricted stock and restricted stock units, the number of shares that ultimately vest and are received by the recipient is based upon the performance as measured against specified targets over a specified period, as determined by the Compensation Committee of the Parent’s Board of Directors. Although there is no guarantee that performance targets will be achieved, the Business estimates the fair value of performance-based restricted stock and restricted stock units based on the closing stock price at time of grant.

The Plan provides for adjustments to the performance-based restricted stock and restricted stock units targets for significant events, including acquisitions, divestitures, new business ventures, certain capital transactions (including share repurchases), restructuring costs, if any, changes in accounting principles or in applicable laws or regulations and certain foreign exchange fluctuations. Over the performance period, the number of shares of common stock that will ultimately vest and be issued and the related compensation expense is adjusted upward or downward based upon the estimation of achieving such performance targets. The ultimate number of shares delivered to recipients and the related compensation cost is recognized as an expense based on the actual performance metrics as defined under the Plan.

The Business records deferred income tax assets for awards that will result in future deductions on the income tax returns based on the amount of compensation cost recognized and the statutory tax rate in the jurisdiction in which the Business will receive a deduction.

During the first quarter of 2017, the Business adopted the provisions of ASU 2016-09, which requires that all excess tax benefits and tax deficiencies resulting from the difference between the deduction for tax purposes and the stock-based compensation cost recognized for financial reporting purposes be included as a component of income tax expense as of January 1, 2017. Prior to the implementation of ASU 2016-09, excess tax benefits were recorded as a component of net Parent investment and tax deficiencies were recognized either as an offset to accumulated excess tax benefits or in the combined statement of operations if there were no accumulated excess tax benefits.

Stock-based compensation grants for the three years ended December 29, 2018 consisted of restricted stock and restricted stock unit grants. The weighted average grant date fair value of stock-based awards granted before forfeitures was, $65.26, $85.90 and $83.23 per share during the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

Total unrecognized compensation cost related to non-vested awards as of December 29, 2018 was $10.7 million, which was expected to be recognized over a weighted average period of approximately 1.56 years.

A summary of the restricted stock and restricted stock unit activity under the Plan is presented below:

	Years Ended
	December 29, 2018		December 30, 2017		December 31, 2016
	Restricted Stock/ Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock/ Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share	Restricted Stock/ Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share
Outstanding at beginning of year	311,915	$79.74	219,642	$76.71	118,838	$69.67
Granted	67,365	65.26	107,947	85.90	115,122	83.23
Vested	(24,609)	69.80	—		—
Forfeited	(112,548)	77.03	(15,674)	79.99	(14,318)	70.72

Outstanding at end of year	242,123	$76.86	311,915	$79.74	219,642	$76.71

The following table summarizes the status of the non-vested restricted stock and restricted stock units for the year ended December 29, 2018:

	Time-Based Restricted Stock/Units
	Restricted Stock/ Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share of Restricted Stock/ Restricted Stock Units	Intrinsic Value Per Share of Restricted Stock/ Restricted Stock Units
Outstanding at beginning of period	168,020	$79.52
Granted	35,472	65.27
Forfeited	(65,389)	75.17

Outstanding at end of period	138,103	$76.26	$77.92

	Performance-Based Restricted Stock and Restricted Stock Units
	Restricted Stock/ Restricted Stock Units	Weighted Average Grant Date Fair Value Per Share of Restricted Stock/ Restricted Stock Units	Intrinsic Value Per Share of Restricted Stock/ Restricted Stock Units
Outstanding at beginning of period	143,895	$80.01
Granted	31,893	65.26
Vested	(24,609)	69.80
Forfeited	(47,159)	79.68

Outstanding at end of period	104,020	$77.67	$77.92

In connection with the separation and merger of the Business with Vets First Choice, these awards were exchanged for economically equivalent awards of Covetrus. See Note 18 for additional information.

401(k) and other defined contribution plans

The Business maintains a qualified 401(k) plan covering substantially all eligible employees of certain of the Business’ U.S. entities as well as certain other defined contribution plans. Additionally, the Parent offers a qualified 401(k) plan to certain of the Business’ eligible employees.

Matching contributions and administrative expenses related to these plans charged to operations during the years ended December 29, 2018, December 30, 2017 and December 31, 2016 amounted to $6.4 million, $5.6 million and $5.4 million, respectively.

17. Related-Party Transactions

Long-term debt

The combined financial statements includes of long-term debt as of December 29, 2018 and December 30, 2017 with Darby and M&S, each a related party of Parent and the Business.

Allocation of general corporate expenses

The combined financial statements include expense allocations as discussed in Note 1. During the years ended December 29, 2018, December 30, 2017 and December 31, 2016, the Business was allocated $55.4 million, $58.7 million and $60.0 million, respectively, of general corporate expenses, which are included within selling, general and administrative expenses in the combined statements of operations.

Parent company equity

The net transfers from the Parent are reflected in equity on the combined balance sheets and combined statements of equity. The net transfers to/from the Parent amounted to $174.2 million, $12.4 million and $33.8 million for the years ended December 29, 2018, December 30, 2017 and December 31, 2016, respectively.

A reconciliation of net Parent investment in the combined statements of equity to the corresponding amount presented on the combined statements of cash flows for all periods presented were as follows:

Dollars in thousands	December 29, 2018	December 30, 2017	December 31, 2016
Net transfers from Parent per combined statements of equity	$174,207	$12,424	$33,819
Stock compensation expense	(7,052)	(7,220)	(6,208)
Change in fair value of redeemable noncontrolling interest	107,458	54,071	20,082
Other	(165)	2,931	(1,006)

Total net transfers from Parent per combined statements of cash flows	$274,448	$62,206	$46,687

18. Subsequent Events

Consummation of the spin-off and issuance of stock of Covetrus, Inc.

On February 7, 2019 (the “Distribution Date”), Henry Schein completed the previously announced separation (the “Separation”), distribution (the “Distribution”), and subsequent merger of its animal health business (the “Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “Vets First Choice”) (the “Merger”). This was accomplished by a series of transactions among Vets First Choice, Henry Schein, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of Henry Schein prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”). In connection with the Separation, Henry Schein contributed, assigned and transferred to Covetrus certain applicable assets, liabilities, and capital stock and other ownership interests relating to the Animal Health Business. In connection with the Separation, and prior to the Distribution, Henry Schein entered into a series of agreements to purchase additional equity interests in certain consolidated subsidiaries of the Business for a total purchase price of $73.3 million. On the Distribution Date, and prior to the Distribution, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361.1 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to Henry Schein. Subsequent to the Share Sale, Henry Schein distributed, on a pro rata basis, all of the shares of the common stock of Covetrus held by Henry Schein to its stockholders of record as of the close of business on January 17, 2019.

Debt financing

In connection with the Separation, Covetrus entered into a financing arrangement consisting of a five-year term loan of $1,200.0 million and a five-year revolving credit facility of $300.0 million. Covetrus may elect that the amounts borrowed under the financing arrangement bear interest at a rate per annum equal to (a) LIBOR plus a margin based on Covetrus’ consolidated net total leverage ratio or (b) the alternate base rate, which will be the highest of (x) the rate of interest last quoted by The Wall Street Journal in the U.S. as the prime rate in effect, (y) 0.50% in excess of the overnight federal funds rate and (z) the eurodollar rate applicable for an interest period of one month plus 1.00%, plus a margin based on Covetrus’ consolidated net total leverage ratio. Following the first anniversary of the closing date of the Separation and Merger, the term loan shall be repayable in equal quarterly installments in an aggregate amount equal to 5% per annum of the original principal amount of the facility. The financing arrangement contains customary representations and warranties and customary affirmative and negative covenants. The net proceeds of the term loan amounted to $1,120.0 million and was distributed to Henry Schein as a tax-free distribution. Prior to the Separation, the Business’ long-term debt of $23.0 million was repaid.

Merger with Vets First Choice

After the Share Sale and Distribution, Merger Sub consummated the Merger whereby it merged with and into Vets First Choice, with Vets First Choice surviving the Merger as a wholly owned subsidiary of Covetrus. Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by stockholders of Henry Schein and the Share Sale Investors, and (b) in respect of certain equity awards held by certain employees of the Animal Health Business, and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of Vets First Choice immediately prior to the Merger, and b) in respect of certain equity awards held by certain employees of Vets First Choice. The Merger with Vets First Choice was accounted for under the acquisition method of accounting for business combinations and the Business was considered the acquiring company per ASC 805 “Business combinations”. Upon completion of the Merger, all Vets First Choice unvested stock option awards and Restricted Stock and Restricted Stock Units owned by Henry Schein’s employees who transferred to Covetrus were exchanged with economically equivalent awards of Covetrus. The purchase price will be based on (i) the fair value of Vets First Choice common stock as of the Merger date of $1.7 billion which was determined based on the number of shares of Covetrus common stock of 39,742,089 that were issued to Vets First Choice stockholders in connection with the Merger and (ii) the portion of the fair value attributable to pre-Merger service for replacement stock option and unvested restricted stock awards that were exchanged for the outstanding awards held by Vets First Choice employees. Due to the limited time between the completion of the Merger and the filing of this annual report on Form 10-K, it is not practicable for the Business to disclose the preliminary allocation of purchase price to assets acquired and liabilities assumed.

Transition Services Agreement with Henry Schein

In connection with the Separation, Covetrus entered into a Transition Services Agreement pursuant to which Henry Schein will provide Covetrus with certain services to enable its operations (“TSA Services”). The TSA Services include certain supply chain services and various corporate support services. The TSA Services will be provided at a cost to Covetrus for a period ranging from one month up to 21 months after the Separation.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not Applicable.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, are controls and other procedures designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified by the rules and forms promulgated by the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report on Form 10-K, we completed an evaluation, as of December 29, 2018, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, as to the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 29, 2018, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our Board of Directors, or the Board, is comprised of 11 directors. Six directors were designated by Henry Schein, one of whom serves as lead independent director, including one director who is affiliated with Henry Schein and five directors unaffiliated with Henry Schein. Henry Schein designated Deborah Ellinger, Sandra Helton, Philip Laskawy, Mark Manoff, Steven Paladino and Benjamin Wolin. Henry Schein designated Mr. Laskawy as lead independent director. Five directors were designated by Vets First Choice, including two directors who were affiliated with Vets First Choice and three directors unaffiliated with Vets First Choice. Vets First Choice designated Betsy Atkins, Ted McNamara, Ravi Sachdev, Benjamin Shaw and David Shaw. Each of Messrs. Laskawy, Manoff, McNamara, Sachdev and Wolin and Mmes. Atkins, Ellinger and Helton are independent directors. David Shaw, Chairman of the Vets First Choice Board and Co-Founder of Vets First Choice, serves as Chairman of our Board. David Shaw is Benjamin Shaw’s father.

The following table sets forth the names, ages as of March 15, 2019 and positions of the individuals who are members of our Board:

Name	Age	Position(s)
Benjamin Shaw(4)	40	President, Chief Executive Officer and Director
Betsy Atkins(2)(3)	65	Director
Deborah G. Ellinger(2)(3)	60	Director
Sandra L. Helton(1)(3)	69	Director
Philip A. Laskawy(3)	78	Director and Lead Independent Director
Mark J. Manoff(1)(4)	62	Director
Edward M. McNamara(1)(2)	54	Director
Steven Paladino(4)	62	Director
Ravi Sachdev(2)(4)	42	Director
David E. Shaw	67	Director and Chairman
Benjamin Wolin(2)(4)	44	Director

(1)	Member of our Audit Committee
(2)	Member of our Compensation Committee
(3)	Member of our Nominating and Governance Committee
(4)	Member of our Strategy Committee

Listed below is the biographical information for each person who is a member of our Board.

Benjamin Shaw was appointed our President and Chief Executive Officer and a director in February 2019 in connection with the Transactions. From May 2010 until such appointment, Mr. Shaw was the Chief Executive Officer and Co-Founder and until August 2018, President of Vets First Choice. Previously, Mr. Shaw co-founded Black Point Group and served as Partner from 2003 to 2017. Mr. Shaw holds a B.A. in Biology, Political Science and Environmental Studies from Bates College.

Betsy Atkins was appointed to our Board in February 2019 in connection with the Transactions. Prior to such appointment, Ms. Atkins served from November 2016 as a member of the Vets First Choice Board. Ms. Atkins has served as Chief Executive Officer of Baja LLC, a venture capital firm, since 1994. Ms. Atkins served as Chairman and Chief Executive Officer of Clear Standards, Inc., a software company, from 2009 until its sale to SAP AG in 2010. She previously served as Chairman and Chief Executive Officer of NCI, Inc., a food manufacturing company, from 1991 through its sale in 1993. Ms. Atkins co-founded Ascend Communications, a manufacturer of communications equipment, in 1989, where she was also a member of the board of directors until its acquisition by Lucent Technologies in 1999. Ms. Atkins serves on the board of directors of Schneider

Electric SE, SL Green Realty Corp., Volvo Car Group and Volvo Car AB, and Wynn Resorts. Ms. Atkins previously served on the boards of directors of Darden Restaurants, Inc., from 2014 to 2015, HD Supply Holdings, Inc., an industrial distributor, from 2013 to 2018, Wix.com Ltd., from 2013 to 2014, Chico’s FAS, Inc., from 2004 to 2013 and SunPower Corporation, from 2005 to 2012. Ms. Atkins holds a B.A. from the University of Massachusetts, Amherst. Ms. Atkins’ depth of executive leadership experience and global business perspective from her service on other public company boards led to the conclusion that she should serve as a member of our Board.

Deborah G. Ellinger was appointed to our Board in February 2019 in connection with the Transactions. Ms. Ellinger is a Senior Advisor for The Boston Consulting Group, or BCG, a consulting firm, Lead Independent Director of iRobot Corp, a technology company, and is the former CEO or President of four private-equity backed firms. She has been a Senior Advisor to BCG since June 2018, working primarily with their private equity team, and has served on the iRobot board since 2011, where she is also Chair of the nominating and governance committee and has sat on several other board committees. Her leadership roles include: President and Chief Executive Officer of Ideal Image, an aesthetic treatment company, from 2016 to 2018; Chairman and Chief Executive Officer of The Princeton Review, a test preparation company, from 2012 to 2014; President of Restoration Hardware from 2008 to 2009, and President and Chief Executive Officer of Wellness Pet Food from 2004 to 2008. Previously, she served as an Executive Vice President at CVS Pharmacy, a Senior Vice President at Staples, Inc., and was a partner at The Boston Consulting Group; she began her career with Mellon Financial Corporation. Ms. Ellinger has extensive additional board experience: from 2015 to 2017, she served as a director of Interpublic Group of Companies, sitting on the audit committee, compensation committee and finance committees at different times. She was also a member of the board of directors of National Life Group from 2007 to 2014 and served on its executive committee, audit committee and was Chair of its nominating and governance committee. She served on the board of Sealy, Inc. from 2010 to 2013, where she was a member of the compensation and audit committees. She has also sat on the boards of several private companies since 2004. Ms. Ellinger’s assignments have taken her all over the world; she has lived and worked in Europe, Asia and the United States. She holds an M.A. and B.A. in Law and Mathematics from the University of Cambridge, England. Ms. Ellinger is also a qualified as a Barrister-at-Law in London, as a member of the Inner Temple. Ms. Ellinger’s extensive experience in international consumer-oriented businesses, including in the animal health and pharmacy markets, her experience with oversight of business strategy and her global business perspective led to the conclusion that she should serve as a member of our Board.

Sandra L. Helton was appointed to our Board in February 2019 in connection with the Transactions. Ms. Helton was Executive Vice President and Chief Financial Officer of Telephone and Data Systems, Inc., or TDS, a telecommunications organization that includes United States Cellular Corporation, from 1998 through 2006. In her role, Ms. Helton had responsibility for finance, information technology and other corporate functions. She also served on the boards of directors of both TDS and US Cellular Corporation. Prior to joining TDS, Ms. Helton spent over 20 years with Corning Incorporated, a technology company, where she held engineering, strategy and finance positions, including Senior Vice President and Treasurer from 1991 through 1997. She also served as Vice President and Corporate Controller of Compaq Computer Corporation from 1997 through 1998. Since 2001, Ms. Helton has served on the board of directors of Principal Financial Group, Inc., and is currently Chair of its audit committee and a member of its executive committee and finance committee. Since February 2018, she has been a director of OptiNose, Inc., and is Chair of its audit committee. Ms. Helton previously served as a director of Lexmark International, Inc., including as a member of its audit committee. Ms. Helton also previously served as a member of the board of directors of Covance, Inc. and as Chair of its audit and finance committee and a member of its nominating and governance committee. Ms. Helton is currently a trustee of two non-profit organizations, Northwestern Memorial Foundation (serving on its executive committee) and Chicago Architectural Foundation (serving as past Chair of its finance committee, Chair of its governance committee and member of its executive committee). Ms. Helton received a B. S. in mathematics from the University of Kentucky and a S.M. from Massachusetts Institute of Technology’s Sloan School with double majors in Finance and Planning & Control. Ms. Helton’s global executive experience in corporate strategy, finance, accounting and control, treasury, investments, information technology and other corporate administrative functions, as well as her extensive corporate governance experience, led to the conclusion that she should serve as a member of our Board.

Philip A. Laskawy was appointed to our Board in February 2019 in connection with the Transactions and serves as lead independent director. Mr. Laskawy joined the accounting firm of EY LLP, or EY, formerly known as Ernst & Young LLP, in 1961 and served as a partner in the firm from 1971 to 2001, when he retired. Mr. Laskawy served in various senior management positions at EY, including Chairman and Chief Executive Officer, to which he was appointed in 1994. Mr. Laskawy is currently a director of Henry Schein, having served on the board since 2002 and as the Lead Independent Director since 2012. He is currently the Chair of Henry Schein’s nominating and governance committee and is a member of its audit committee. Since 2002, Mr. Laskawy has served as a member of the board of directors of Loews Corporation and as a member of its audit committee. Additionally, since 2008, he has served as a member of the board of directors of Lazard Ltd. and is Chair of its audit committee and a member of its compensation committee. Mr. Laskawy previously served on the American Institute of Certified Public Accountants to review and update rules regarding auditor independence. In 2006 and 2007, he served as Chairman and Vice Chairman of the International Accounting Standards Committee Foundation, which was created by the Securities and Exchange Commission and sets accounting standards in more than 100 countries, and he served as a member of the 1999 Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees. During the past five years, Mr. Laskawy served on the Board of Directors of General Motors Corporation and was the Non-Executive Chairman of Federal National Mortgage Association (Fannie Mae). Mr. Laskawy received a B.A. in Economics from Wharton School of the University of Pennsylvania. As a Certified Public Accountant with over 50 years of experience, Mr. Laskawy’s exceptional skills in corporate finance and accounting, corporate governance, compliance, disclosure and international business conduct led to the conclusion that he should serve as a member of our Board.

Mark J. Manoff was appointed to our Board in February 2019 in connection with the Transactions. Mr. Manoff was a partner of EY from 1990 until his retirement as Americas Vice Chair in 2017. During his time with EY, Mr. Manoff held various positions including New York Office Managing Partner and Northeast Region Managing Partner. He also founded and led the EY Center for Board Matters. Mr. Manoff is a member of the board of directors of The First Tee of Metropolitan New York, a youth development organization. In addition, Mr. Manoff was a member of the board of directors for Roundabout Theatre in New York City for approximately 10 years (through May 2018) and was chair of its audit committee during that period. Mr. Manoff serves on the Advisory Board (previously serving as Chair) at the University of Maryland’s Robert H. Smith School of Business, where he received his B.S. in Accounting. Mr. Manoff’s extensive experience in accounting and corporate governance led to the conclusion that he should serve as a member of our Board.

Edward M. (Ted) McNamara was appointed to our Board in February 2019 in connection with the Transactions. Prior to such appointment, Mr. McNamara served from June 2011 as a member of the Vets First Choice Board. He is the President of TeamLaunch, LLC, a venture-building company, which he cofounded in 2013. He is the Chief Financial Officer and director of RCW Inc. (dba M.Gemi), a luxury product company founded by TeamLaunch, LLC. Other TeamLaunch private portfolio companies where Mr. McNamara serves or has served as Secretary, Treasurer or director include Launch Kids, Inc. from December 2015 to December 2017; Follain Launch, Inc. from May 2016 to present; and Seed Leaf, LLC from December 2016 to present. Prior to founding TeamLaunch, Mr. McNamara served as an executive in residence at General Catalyst Partners from 2011 to 2013 and focused on consumer growth opportunities. Prior to that, he served as the Chief Financial Officer of Retail Convergence Inc. (dba Rue La La), a private-sale business and its predecessor Smartbargains Inc., from 2005 to 2011. Mr. McNamara served in a number of executive roles, including Chief Financial Officer, Chief Operating Officer, President and Interim Chief Executive Officer, at two operating businesses of Cendant Corporation from 1996 to 2004, including Wright Express, Inc. and Cendant’s Travel Distribution Division. Mr. McNamara was Chairman of the Board of Wright Express Financial Services, Inc, a banking company, from 1999 to 2001. Mr. McNamara served in a number of accounting, finance and administrative positions for Abex Inc., an aerospace manufacturing company, and its related company Fisher Scientific Corp., a biotechnology company, from 1993 to 1996. Mr. McNamara started his career with PriceWaterhouse, an accounting firm, from 1986 to 1993, in the audit and advisory group focused on public company audits and mergers and acquisitions, leaving as a manager in the audit practice. Mr. McNamara has also served as a member of the board of directors of, and a formal advisor to, Counter Brands, LLC (dba Beauty Counter), a cosmetics company, since 2014. Mr. McNamara holds a B.S. from Providence College. Mr. McNamara’s significant finance and management experience in high growth businesses as well as his deep current knowledge of Internet and digital based commerce across multiple industries led to the conclusion that he should serve as a member of our Board.

Steven Paladino was appointed to our Board in April 2018. Prior to the Transactions, Mr. Paladino served as Spinco’s President, Treasurer and Chief Financial Officer. Mr. Paladino has been Henry Schein’s Executive Vice President and Chief Financial Officer since 2000 and has served as a member of the Henry Schein Board since 1992. He started his career with Henry Schein in 1987. He is also a member of Henry Schein’s Executive Management Committee. Prior to holding his current position, from 1993 to 2000, Mr. Paladino served as Senior Vice President and Chief Financial Officer, from 1990 to 1992, as Vice President and Treasurer and, from 1987 to 1990, as Corporate Controller. Before joining Henry Schein, Mr. Paladino was employed as a Certified Public Accountant for seven years, most recently with the international accounting firm of BDO USA, LLP. Mr. Paladino also served as a Nasdaq Listing and Hearing Review Council member. Mr. Paladino currently serves on the board of directors of MSC Industrial Direct Co., Inc., and is a member of its audit committee and compensation committee. He holds a B.A. from Bernard M. Baruch College. Mr. Paladino’s extensive financial, accounting and industry expertise and a strong, credible reputation within the financial industry led to the conclusion that he should serve as a member of our Board.

Ravi Sachdev was appointed to our Board in February 2019 in connection with the Transactions. Prior to such appointment, Mr. Sachdev served from July 2015 as a member of the Vets First Choice Board. As a Partner of the private equity firm CD&R since June 2015, Mr. Sachdev focuses on the healthcare sector. From November 2010 to May 2015, Mr. Sachdev was a Managing Director and Co-Head of Healthcare Services at J.P. Morgan Chase & Co., a financial services company. Prior to November 2010, Mr. Sachdev held the positions of Managing Director at Deutsche Bank Securities, Inc., an investment banking firm, from January 2009 until November 2010 and Director at Deutsche Bank AG from January 2007 until January 2009. Prior to joining Deutsche Bank AG in 2006 as a Vice President, Mr. Sachdev served as a Vice President at Peter J. Solomon Company, an investment banking firm, specializing in mergers and acquisitions in the healthcare sector, from 1998 to 2006. Mr. Sachdev serves on the Board of Directors of Healogics, Inc., Agilon Health, Inc., and naviHealth, Inc., a private technology enabled health services company. Mr. Sachdev holds a B.A. from the University of Michigan. Mr. Sachdev possesses knowledge of finance and the financial analytics used to measure business performance. Mr. Sachdev’s 20 years of professional experience in investment banking and private equity, thorough understanding of the financial issues affecting public companies, insights into business valuation and practical orientation with respect to acquisitions and integrations led to the conclusion that he should serve as a member of our Board.

David E. Shaw was appointed to our Board in February 2019 in connection with the Transactions and serves as the Chairman of our Board. Mr. Shaw was the co-founder of Vets First Choice and served as chair of Vets First Choice Board from May 2010 until such appointment. Mr. Shaw is currently Managing Partner of Black Point Group, a private investment partnership. He founded and has led Black Point Group since January 2003. Mr. Shaw also founded IDEXX Laboratories, Inc., or IDEXX, a developer of products and services for the companion animal and veterinary industry. He served as Chief Executive Officer and board chair of IDEXX from 1984 to 2002. He has served on the board of directors of Itaconix PLC, a private company that creates functional polymers, from 2011 to present, and Modern Meadow, Inc., a private company that manufactures an environmentally friendly leather alternative, from 2014 to present. Mr. Shaw previously served on the board of directors of Ironwood Pharmaceuticals, Inc., a pharmaceutical company, from 2004 to 2014. Additionally, Mr. Shaw has served on the faculty of Harvard’s John F. Kennedy School of Government as well as on the non-profit boards of The Jackson Laboratory, the American Association for the Advancement of Science

(AAAS), the National Park Foundation, and the Aspen Institute’s Aspen High Seas Initiative. He began his career as a strategy consultant to consumer product, food, and agribusiness companies. Mr. Shaw earned his B.A. from the University of New Hampshire and MBA from the University of Southern Maine. He has been awarded honorary degrees by Colby College, Bates College, Maine College of Art, and the University of Southern Maine. As co-founder of Vets First Choice and a leader in the animal health industry, Mr. Shaw has significant knowledge of the business and market, and brings deep insight into organizational and strategic issues faced by us. It is for these reasons that it was determined he should serve as chair of our Board.

Benjamin Wolin was appointed to our Board in February 2019 in connection with the Transactions. Mr. Wolin currently serves as an advisor to 3L Capital LLC, a growth-stage private equity firm. Prior to his experience as an advisor, Mr. Wolin served as the Chief Executive Officer and Co-founder of Everyday Health, Inc., a communications and marketing platform for consumers, doctors and healthcare companies, and a member of its board of directors from 2002 to 2016. Mr. Wolin founded Everyday Health and served as its Chief Executive Officer from inception, through its initial public offering and sale in 2016. Mr. Wolin currently serves on the board of directors of Diplomat Pharmacy, Inc. and as Lead Independent Director of the board and a member of the audit committee and Chair of the nominating and corporate governance committee. Mr. Wolin also currently serves as Chairman of the board of Rockwell Medical, Inc., and as a member of the audit committee and nominating and governance committee. Mr. Wolin also currently serves as a member of the board of directors of Dance Biopharm, Frontline Medical Communications and SourceMedia, LLC. Mr. Wolin received his BA in History from Bowdoin College. Mr. Wolin’s extensive experience with digital healthcare, pharmacy, technology, and public company board governance and his financial and operating expertise led to the conclusion that he should serve as a member of our Board.

Executive Officers

The following table sets forth the names, ages as of March 15, 2019 and positions of the individuals who are our executive officers. Each executive officer is employed by us pursuant to an employment agreement entered into in connection with the Transactions. We refer to each of these persons as our executive officers.

Name	Age	Position(s)
Benjamin Shaw	40	President, Chief Executive Officer and Director
Christine T. Komola	51	Executive Vice President and Chief Financial Officer
Erin Powers Brennan	48	Senior Vice President, General Counsel and Secretary
Russell Cooke	53	Senior Vice President and Operational Chief Financial Officer
David Christopher Dollar	53	Senior Vice President and President, Global Software Services
Michael Ellis	60	Senior Vice President and President, Europe
David Hinton	58	Senior Vice President and President, APAC and Emerging Markets
Timothy Ludlow	53	Senior Vice President and Chief Transformation Officer
Anthony Providenti	52	Senior Vice President, Corporate Development
Georgina Wraight	44	Senior Vice President and President, Global Prescription Management
James Young	60	Senior Vice President and Chief Human Resources Officer

Benjamin Shaw’s biography is set forth above under “—Board of Directors.”

Christine T. Komola was appointed our Executive Vice President and Chief Financial Officer in February 2019 in connection with the Transactions. From October 2018 until such appointment, Ms. Komola served as Executive Vice President and Chief Financial Officer of Vets First Choice. Prior to joining Vets First Choice, Ms. Komola served as Chief Financial Officer of Staples, Inc., an office supply company, which she first joined in 1997. Ms. Komola holds a B.S. in Business Administration, Accounting from Miami University.

Erin Powers Brennan was appointed our Senior Vice President, General Counsel and Secretary in February 2019 in connection with the Transactions. From April 2018 until such appointment, Ms. Brennan served as general counsel of Vets First Choice. Prior to joining Vets First Choice, Ms. Brennan was a partner at Morgan, Lewis & Bockius LLP, a law firm, where she worked from September 2013 to April 2018. Ms. Brennan holds a J.D. from Boston College Law School, an M.A. in Law and Diplomacy from the Tufts University Fletcher School of Law and Diplomacy and a B.A. in Government and Latin American Studies from Scripps College.

Russell Cooke was appointed our Senior Vice President and Operational Chief Financial Officer in February 2019 in connection with the Transactions. From July 2016 until such appointment, Mr. Cooke served as Vice President and CFO Global Animal Health for Henry Schein. He also previously served as CFO US Animal Health from 2014 to 2016, CFO European Animal Health from 2012 to 2014, and CFO UK Animal Health from 2010 to 2012. Mr. Cooke is a member of the Chartered Institute of Management Accountants and holds a B.A. (Hons) in Accounting and Finance.

David Christopher Dollar was appointed our Senior Vice President and President, Global Software Services, in February 2019 in connection with the Transactions. From September 2015 until such appointment, Mr. Dollar served as President, Global Animal Health Practice Solutions at Henry Schein. From October 2014 to August 2015, Mr. Dollar was Chief Operating Officer at HealthMEDX, a software company, and from November 2011 through September 2014, Mr. Dollar served as President, Global Animal Health Practice Solutions at Henry Schein. Mr. Dollar holds a B.S. in Communications and Media Studies from Missouri State University.

Michael Ellis was appointed our Senior Vice President and President, Europe in February 2019 in connection with the Transactions. Prior to such appointment, Mr. Ellis served as Chief Financial Officer—Europe, General Manager and Vice President—Europe, and President—Europe of Henry Schein Animal Health at Henry Schein since April 2009. Mr. Ellis is a qualified Fellow Chartered Management Accountant, FCMA, and has a diploma in Business Studies from Sheffield University.

David Hinton was appointed our Senior Vice President and President APAC and Emerging Markets in February 2019 in connection with the Transactions. From April 2016 until such appointment, Mr. Hinton served as Vice President & Managing Director—ANZ, and from January 2011 to April 2016 as Vice President & Managing Director—UK, Ireland and France of Henry Schein Animal Health. Mr. Hinton holds a Post Graduate Diploma in Management Studies, and a Diploma in Marketing from the University of the West of England.

Timothy Ludlow was appointed our Senior Vice President and Chief Transformation Officer in February 2019 in connection with the Transactions. Prior to such appointment, Mr. Ludlow served from August 2018 as Chief Integration and Transformation Officer and, from March 2015 to August 2018, as Chief Financial Officer of Vets First Choice. From October 2012 to March 2015, Mr. Ludlow served as Chief Financial Officer of Pine State Trading Company, a beverage distribution company, and from April 2008 until September 2012, Mr. Ludlow served as Senior Vice President and Treasurer of C&S Wholesale Grocers. Mr. Ludlow is a qualified UK accountant, FCCA.

Anthony Providenti was appointed our Senior Vice President, Corporate Development in February 2019 in connection with the Transactions. Prior to such appointment, Mr. Providenti has served in a number of positions at Henry Schein since 2003, including Vice President, Corporate Business Development Group, and Vice President, Strategy and Development, Global Animal Health Group. Mr. Providenti holds a J.D. from Fordham University School of Law and a B.S. in Accounting from Lehigh University.

Georgina Wraight was appointed our Senior Vice President and President, Global Prescription Management, in February 2019 in connection with the Transactions. Prior to such appointment, Ms. Wraight served from August 2018 as President, and from January 2018 to August 2018, as Chief Operating Officer of Vets First Choice, and from November 2015 until August 2017, she served as Chief Operating Officer of the Rockport Company, a shoe manufacturer. From September 2012 to November 2015, Ms. Wraight served as

Group Chief Financial Officer and then as Chief Operating Officer of Highline United & Modern Shoe Company. Ms. Wraight is a qualified Fellow Chartered Management Accountant, FCMA.

James Young was appointed our Senior Vice President and Chief Human Resources Officer in February 2019 in connection with the Transactions. From November 2018 until such appointment, Mr. Young served as Senior Vice President and Chief Human Resources Officer of Vets First Choice. Prior to joining Vets First Choice, Mr. Young served as Chief Human Resources Officer at Aptuit, LLC from April 2013 to August 2017. From May 2010 to February 2013, he served as co-founder and Chief Operating Officer of Ruckus Media Group. Mr. Young holds a B.A. in Philosophy and Political Science from Fairleigh Dickinson University.

On March 26, 2019, we announced that Matthew Leonard will be appointed our Executive Vice President, President North America and Global Supply Chain Officer effective as of April 8, 2019.

Covetrus Board Composition and Director Independence

For the first three years following the Merger, until the 2022 annual meeting of stockholders, our Board will be divided into three classes, serving staggered terms of one, two and three years, respectively. The first class of directors includes two directors designated by Henry Schein and one director designated by Vets First Choice whose terms will expire at the 2020 annual meeting of stockholders. The second class of directors includes two directors designated by Henry Schein and two directors designated by Vets First Choice whose terms will expire at the 2021 annual meeting of stockholders. The third class of directors includes two directors designated by Henry Schein and two directors designated by Vets First Choice whose terms will expire at the 2022 annual meeting of stockholders. Following the 2022 annual meeting of stockholders, each director will be elected annually and will hold office for a one-year term until the next annual meeting of stockholders.

Name	Class
Sandra L. Helton	I
David E. Shaw	I
Benjamin Wolin	I
Betsy Atkins	II
Mark J. Manoff	II
Edward M. McNamara	II
Steven Paladino	II
Benjamin Shaw	III
Deborah G. Ellinger	III
Philip A. Laskawy	III
Ravi Sachdev	III

Our Board includes eight independent directors as determined in accordance with the criteria for independence required by Nasdaq. Henry Schein designated five independent directors and Vets First Choice designated three independent directors. Henry Schein designated the lead independent director. The number of directors may be determined from time to time by resolution of our Board adopted by the affirmative vote of two-thirds of the entire Board in accordance with our amended and restated by-laws, whether or not there exist any vacancies.

Any vacancies or newly created directorships will be filled in accordance with our amended and restated by-laws. Each director will hold office until his or her successor has been duly elected and qualified or until his or her earlier death, resignation or removal.

Our Chairman and lead independent director will serve in such positions until the 2022 annual meeting of stockholders and, until such time, may only be removed, and his or her successor may only be elected, by the affirmative vote of two-thirds of our full Board. Following the 2022 annual meeting of stockholders, the Chairman and lead independent director will be elected annually by a majority of our full Board.

Committees of the Covetrus Board

Our Board has the following committees: an Audit Committee; a Compensation Committee; a Nominating and Governance Committee; and a Strategy Committee. Members will serve on these committees until their resignation or until otherwise determined by our Board. The charters for the Audit Committee, Compensation Committee, Governance and Nominating Committee and Strategy Committee are all available on our website at www.covetrus.com.

Audit Committee

Our Audit Committee provides oversight of our accounting and financial reporting process, the audit of our financial statements and our internal control function. Among other matters, the Audit Committee is responsible for the following: sole responsibility for oversight of the independent auditors’ qualifications, independence and performance; the engagement, retention and compensation of the independent auditors; reviewing the scope of the annual audit; reviewing and discussing with management and the independent auditors the results of the annual audit and the review of our quarterly financial statements, including the disclosures in our annual and quarterly reports filed with the SEC; reviewing our risk assessment and risk management processes; establishing procedures for receiving, retaining and investigating complaints received by us regarding accounting, internal accounting controls or audit matters; and approving audit and permissible non-audit services provided by our independent auditor.

The following people were appointed to our Audit Committee: Sandra Helton, who is the chair of the committee; Mark Manoff; and Edward McNamara. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our Board has determined that each of the persons who were appointed to our Audit Committee is an “audit committee financial expert,” as defined under the rules of the SEC and, as such, each satisfy the requirements of Nasdaq’s Rule 5605(c)(2)(A). All of the members of our Audit Committee are independent directors as defined under the applicable rules and regulations of the SEC and Nasdaq.

Compensation Committee

Our Compensation Committee adopts and administers the compensation policies, plans and benefit programs for our executive officers and all other members of our executive team. In addition, among other things, our Compensation Committee evaluates annually, in consultation with the board of directors, the performance of our chief executive officer, reviews and approves corporate goals and objectives relevant to compensation of our chief executive officer and other executives and evaluates the performance of these executives in light of those goals and objectives. Our Compensation Committee also adopts and administers our equity compensation plans.

The following people were appointed to our Compensation Committee: Betsy Atkins, who is the chair of the committee; Deborah Ellinger; Edward McNamara; Ravi Sachdev; and Benjamin Wolin. All of the members of our Compensation Committee are independent under the applicable rules and regulations of the SEC and Nasdaq.

Nominating and Governance Committee

Our Nominating and Governance Committee is responsible for, among other things, making recommendations regarding corporate governance, the composition of our board of directors, the identification, evaluation and nomination of director candidates and the structure and composition of committees of our board of directors. In addition, our Nominating and Governance Committee oversees our corporate governance guidelines, approves our committee charters, contributes to succession planning and periodically reviews our organizational documents.

The following people were appointed to our Nominating and Governance committee: Philip Laskawy, who is the chair of the committee; Deborah Ellinger; Sandra Helton; and Betsy Atkins. All of the members of our governance and nominating committee are independent under the applicable rules and regulations of Nasdaq.

Strategy Committee

Our Strategy Committee is an advisory committee responsible for, among other things, reviewing and implementing our management’s strategic business development plan initiatives, responding to emerging issues related to business development, monitoring the strategic and financial outcomes of business development initiatives, and evaluating post-transaction audits to track performance.

The following people were appointed to our Strategy Committee: Ravi Sachdev, who is the chair of the committee; Mark Manoff; Steven Paladino; Benjamin Shaw; and Benjamin Wolin.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports of ownership on Forms 3, 4 and 5 with the SEC. Officers, directors and greater than 10% stockholders are required to furnish us with copies of all Forms 3, 4 and 5 they file.

We did not have a class of equity securities registered pursuant Section 12 of the Exchange Act during the fiscal year ended December 31, 2018, as our initial public offering was completed in February 2019. As a result, our executive officers and directors, and persons who own more than 10% of a registered class our common stock, were not subject to Section 16(a) during the fiscal year ended December 31, 2018.

Code of Business Conduct and Ethics for Employees, Executive Officers and Directors

We have adopted a Code of Business Conduct and Ethics for Employees, Executive Officers and Directors that applies to our executive officers, including the principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions, directors, employees and others acting on our behalf. A copy of the Code of Business Conduct and Ethics for Employees, Executive Officers and Directors is available on our website at www.covetrus.com. We will promptly disclose any substantive changes to or waiver of, together with reasons for any waiver of, this code granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, and our directors by posting such information on our website.

Item 11.	Executive Compensation

Director Compensation

The non-management members of our Board will be paid annual directors’ fees in the amount of $285,000, consisting of $60,000 in cash and $225,000 in equity or other equity-linked compensation. In 2019, each of the non-management chair of our Board and the lead independent director will receive additional fees in the amount of $200,000 in cash. Additional annual cash stipends are as follows: (i) $90,000 for the non-management chair of our Board; (ii) $60,000 for the lead independent director; (iii) $30,000 for the Audit Committee chair; (iv) $25,000 for the Compensation Committee chair; (v) $15,000 for the Nominating and Governance Committee chair; (vi) $15,000 for the Strategy Committee chair; (vii) $15,000 for each member of the Audit Committee (other than the chair); (viii) $12,500 for each member of the Compensation Committee (other than the chair); (ix) $7,500 for each member of the Nominating and Governance Committee (other than the chair); and (x) $7,500 for each member of the Strategy Committee (other than the chair). We did not pay any compensation to our directors during 2018.

Executive Compensation

During 2018, we did not pay any compensation to our named executive officers. The historical compensation paid by the Animal Health Business and Vets First Choice to our named executive officers is not indicative of the future compensation of those executives. Accordingly, we have not included information regarding compensation and other benefits paid to those executives by the Animal Health Business or Vets First Choice, as the case may be, during 2018 or prior years.

In connection with the Transactions, the compensation committee of the Henry Schein Board retained Willis Towers Watson plc, or WTW, and the compensation committee of the Vets First Choice Board retained PricewaterhouseCoopers LLP, or PWC, and Radford, a business unit of Aon plc, or Radford, to provide market intelligence and analysis relating to named executive officer compensation. PWC also provided market intelligence and analysis with respect to our executive compensation program. After considering the intelligence and analysis provided by WTW, PWC and Radford, the Animal Health Business and Vets First Choice evaluated and determined the appropriate process for establishing named executive officer compensation, the appropriate design of our executive compensation program, and the initial compensation and severance arrangements of our Chief Executive Officer and our other named executive officers, each of which is described below.

Our Compensation Committee oversees the compensation of our Chief Executive Officer and our other named executive officers. With respect to base salaries, annual incentive compensation and any long-term incentive awards, the Compensation Committee will develop programs reflecting appropriate measures, goals, targets and business objectives based on our competitive marketplace and our need to create appropriate incentive and retention arrangements. The Compensation Committee will continue to analyze our executive compensation program and the appropriate compensation and benefits, if any, that we will make available to our named executive officers. If determined to be necessary or appropriate by the Compensation Committee, the Compensation Committee will retain a compensation consultant to provide advice and support to the committee in the design and implementation of our executive compensation program.

The discussion below may contain forward-looking statements about executive compensation and benefits that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt may differ materially from the currently planned programs summarized in this discussion.

Compensation Philosophy

Our compensation philosophy is described below. Our Compensation Committee will periodically review and consider this philosophy and may make adjustments as it determines are necessary or appropriate. Our current compensation philosophy aims to achieve the following:

•	retain key leadership and talent;

•	align executives with investors and our long-term vision and growth strategy;

•	ensure line-of-sight to our key performance measures and results;

•	promote internal equity across grades, departments and geographies in a transparent and sustainable manner; and

•	focus on challenging performance goals to creatively drive solutions and develop tools to support significant growth.

Primary Elements of Expected Compensation from Covetrus

Our executive compensation program consists of the following key elements:

Base Salary. Base salary is the fixed element of a named executive officer’s annual cash compensation and is intended to attract and retain highly qualified executives and to compensate for expected day-to-day performance. Each of our named executive officers are paid a base salary. The base salaries set forth in the employment agreements that were entered into by our named executive officers, and described more fully below, are based on the intelligence and analysis provided by PWC and Radford with input from Henry Schein. Factors our Compensation Committee considers in making determinations about the base salaries for our named executive officers include the named executive officer’s position, responsibilities associated with that position, length of service, experience, expertise, knowledge and qualifications, market factors, the industry in which we operate and compete, recruitment and retention factors, the named executive officer’s individual compensation history, salary levels of the other members of our executive team and similarly situated executives at comparable companies, and our overall compensation philosophy.

Annual Non-Equity Incentive Compensation. Our named executive officers are also eligible for annual bonus compensation, which is intended to motivate the named executive officers to achieve short-term company performance goals, to align named executive officers’ interests with those of our stockholders and to reward the named executive officers for individual achievements. Our Compensation Committee has adopted an annual incentive plan and annual bonus framework for our named executive officers as described more fully below. See “—Annual Incentive Plan” below. The respective employment arrangements of our named executive officers, which are described in more detail below, provide for a specified target annual bonus opportunity.

Long-Term Equity-Based Awards. Our named executive officers are eligible to participate in our long-term equity incentive compensation programs, which are designed to motivate named executive officers to achieve long-term performance goals and to ensure goal alignment with our stockholders. The amount and timing of any long-term equity-based incentive compensation to be paid or awarded to our named executive officers will be determined by our Compensation Committee. The respective employment agreements of our named executive officers, which are described in more detail below, provide for annual long-term incentive opportunities, which were developed based on the intelligence and analysis provided by PWC and Radford with input from Henry Schein. In 2019, 50% of each equity grant to a named executive officer will be in the form of performance-based stock options, and the remaining 50% of such grant will be in the form of full value awards (which may be in the form of restricted stock or restricted stock units). Any equity incentive awards granted, paid or awarded to our named executive officers will generally be granted pursuant to our 2019 Omnibus Incentive Compensation Plan, or the 2019 Plan.

Employment Agreements

We have entered into employment agreements with each of our named executive officers effective as of February 7, 2019.

Certain key terms applicable to each of the employment agreements are described below.

The employment agreements with each of our named executive officers entitle the executive to an annual base salary and annual target bonus opportunity, which for 2019 will equal a percentage of the executive’s annual base salary. The employment agreements provide that each named executive officer is eligible to participate in our long-term incentive equity compensation program. In 2019, 50% of each equity grant under the long-term incentive equity compensation program to a named executive officer will be in the form of performance-based stock options, and the remaining 50% of such grant will be in the form of full value awards (which may be in the form of restricted stock or restricted stock units). Each employment agreement has an initial three-year term and will automatically renew for a one-year period on each anniversary thereafter unless notice of non-renewal is given 60 days (90 days for our Chief Executive Officer) prior to the expiration of the renewal date or it is otherwise terminated pursuant to its terms.

In the event a named executive officer is terminated by us without cause or resigns for good reason, subject to the applicable executive’s timely execution and nonrevocation of a release of claims in our favor, the executive will be entitled to receive continued base salary for a certain number of months, a pro-rated annual bonus amount based on the executive’s target bonus opportunity and continued medical, dental and vision coverage pursuant to COBRA at the active employee rate, if elected, up to a certain number of months. If the executive’s termination occurs during the period commencing on the date that is two months prior to (or the earlier date of execution of a definitive agreement with respect to a change of control) and ending 12 months following a change in control, or a Change in Control Termination, subject to the executive’s timely execution and nonrevocation of a release of claims in our favor, the executive is entitled to receive the following in lieu of the severance benefits described in the previous sentence: (i) a multiple of the executive’s base salary plus target bonus opportunity, paid in regular payroll installments over a certain period following the executive’s employment termination date; (ii) up to a certain number of months of continued medical, dental and vision coverage pursuant to COBRA at the active employee rate, if elected; and (iii) accelerated vesting of the executive’s time-based equity awards and pro-rated vesting of awards subject to performance-based vesting conditions at the greater of (x) target-level performance and (y) actual performance, in each case through the later of the executive’s termination date or the date of the change in control.

Subject to the key terms described above, terms of the employment agreement with each named executive officer are as follows:

Benjamin Shaw

Mr. Shaw’s employment agreement governs the terms and conditions of his employment as our Chief Executive Officer. Mr. Shaw’s employment agreement entitles Mr. Shaw to an annual base salary of $835,000 and an annual target bonus opportunity, which for 2019 equals 100% of Mr. Shaw’s annual base salary. Under the terms of his employment agreement, Mr. Shaw is eligible to participate in our long-term incentive equity plan. The value of Mr. Shaw’s initial grant under the long-term incentive equity plan was equal to $3,500,000, of which fifty percent (50%) was in the form of performance-based stock options, and the remaining fifty percent (50%) was in the form of full value awards. If Mr. Shaw is terminated by us without cause or resigns for good reason (which includes non-renewal of the employment term by us), he is entitled to receive continued base salary for twenty-four months, a pro-rated annual bonus, and continued COBRA coverage for eighteen months. If Mr. Shaw experiences a Change in Control Termination, he is entitled to receive two times his base salary plus target bonus opportunity, COBRA coverage for eighteen months, and the equity acceleration described above.

Mr. Shaw received a $927,671 transaction bonus on Friday, December 28, 2018 and used a portion of such bonus to repay in full the promissory note between Mr. Shaw and Vets First Choice. See “Certain Relationships and Related-Party Transactions—Promissory Note with Benjamin Shaw” for details of the promissory note with Mr. Shaw.

Christine T. Komola

Ms. Komola’s employment agreement governs the terms and conditions of her employment as our Executive Vice President and Chief Financial Officer. Ms. Komola’s employment agreement entitles her to an annual base salary of $650,000 and an annual target bonus opportunity, which for 2019 equals 75% of Ms. Komola’s annual base salary. Ms. Komola’s initial grant under our long-term incentive equity plan was equal to $1,500,000. Ms. Komola was also entitled to receive a “new hire” grant under our long-term incentive equity plan in an amount equal to approximately $1,250,000. Ms. Komola is entitled to reimbursement of certain relocation expenses, in an amount not to exceed $250,000, together with reimbursement of certain short-term living expenses prior to her relocation. If Ms. Komola is terminated by us without cause or resigns for good reason (which includes non-renewal of the employment term by us), Ms. Komola is entitled to receive continued base salary for eighteen months, a pro-rated annual bonus, and continued COBRA coverage for eighteen months. If Ms. Komola experiences a Change in Control Termination, she is entitled to receive one and one half times her base salary plus target bonus opportunity, COBRA coverage for eighteen months, and the equity acceleration described above.

Francis Dirksmeier

Effective February 22, 2019, Mr. Dirksmeier resigned as our Senior Vice President and President, North America.

Prior to his resignation, Mr. Dirksmeier’s employment agreement governed the terms and conditions of his employment as our Senior Vice President and President, North America. Mr. Dirksmeier’s employment agreement entitled him to an annual base salary of $450,000 and an annual target bonus opportunity, which for 2019 equaled 60% of Mr. Dirksmeier’s annual base salary. If Mr. Dirksmeier had been terminated by us without cause or resigned for good reason (which included non-renewal of the employment term by us), Mr. Dirksmeier would have been entitled to receive continued base salary for twelve months, a pro-rated annual bonus, and continued COBRA coverage for twelve months. If Mr. Dirksmeier had experienced a Change in Control Termination, he would have been entitled to receive a multiple of one times his base salary plus target bonus opportunity, COBRA coverage for twelve months, and the equity acceleration described above.

David Christopher Dollar

Mr. Dollar’s employment agreement governs the terms and conditions of his employment as our Senior Vice President and President, Global Software Services. Mr. Dollar’s employment agreement entitles him to an annual base salary of $400,001 and an annual target bonus opportunity, which for 2019 equals 60% of Mr. Dollar’s annual base salary. Mr. Dollar’s initial grant under our long-term incentive equity plan was equal to $600,000. If Mr. Dollar is terminated by us without cause or resigns for good reason (which includes non-renewal of the employment term by us), Mr. Dollar is entitled to receive continued base salary for twelve months, a pro-rated annual bonus, and continued COBRA coverage for twelve months. If Mr. Dollar experiences a Change in Control Termination, he is entitled to receive a multiple of one times his base salary plus target bonus opportunity, COBRA coverage for twelve months, and the equity acceleration described above.

Georgina Wraight

Ms. Wraight’s employment agreement governs the terms and conditions of her employment as our Senior Vice President and President, Global Prescription Management. Ms. Wraight’s employment agreement entitles her to an annual base salary of $400,001 and an annual target bonus opportunity, which for 2019 equals 60% of Ms. Wraight’s annual base salary. Ms. Wraight’s initial grant under our long-term incentive equity plan was equal to $600,000. If Ms. Wraight is terminated by us without cause or resigns for good reason (which includes non-renewal of the employment term by us), Ms. Wraight is entitled to receive continued base salary for twelve months, a pro-rated annual bonus, and continued COBRA coverage for twelve months. If Ms. Wraight experiences a Change in Control Termination, she is entitled to receive a multiple of one times her base salary plus target bonus opportunity, COBRA coverage for twelve months, and the equity acceleration described above.

Terms Applicable to All Employment Agreements with NEOs

The employment agreements described above contain restrictive covenants pursuant to which the named executive officers have agreed to refrain from competing with us or soliciting our employees or customers for a 12-month period following the executive’s termination of employment.

Payments and benefits under the employment agreements are reduced to the maximum amount that does not trigger the excise tax under Code sections 280G and 4999 unless the named executive officer would be better off (on an after-tax basis) if the named executive officer received all payments and benefits and paid all excise and income taxes.

For purposes of the employment agreements:

•

“cause” generally means, subject to certain notice requirements and cure rights, the executive’s: (i) knowing and material dishonesty or fraud committed in connection with the executive’s employment; (ii) theft, misappropriation or embezzlement of our funds; (iii) repeatedly negligently performing or repeatedly negligently failing to perform, or willfully refusing to perform, the executive’s duties to us (other than a failure resulting from the executive’s incapacity due to physical or mental illness); (iv) conviction of or a plea of guilty or nolo contendere to any felony, a crime involving fraud or misrepresentation, or any other crime (whether or not connected with the executive’s employment) the effect of which is likely to adversely affect us or our affiliates; (v) material breach of any of the provisions or covenants set forth in the employment agreement; or (vi) a material breach of our Code of Business Conduct and Ethics for Employees, Executive Officers and Directors.

•

“good reason” generally means, subject to certain notice requirements and cure rights, (i) material diminution of the executive’s authority, duties or responsibilities; (ii) a relocation of our offices at which the executive is principally employed to a location more than fifty miles from the location of such offices immediately prior to the relocation; (iii) a material diminution in the executive’s base salary; (iv) non-renewal of the employment agreement; or (v) any action or inaction that constitutes a material breach by us of a material provision of the employment agreement.

•	“change in control” has the meaning set forth in our 2019 Plan.

Annual Incentive Plan

Our Compensation Committee has adopted the Covetrus Annual Incentive Plan, or the AIP. The AIP provides pay for performance incentive compensation to our employees, including our named executive officers, rewarding them for their contributions to us with incentive compensation based on attainment of pre-determined corporate and individual performance goals, as applicable.

Our Compensation Committee designates participants in the AIP for each performance period. Our Compensation Committee may establish corporate performance goals and individual performance goals for our named executive officers under the AIP. The Compensation Committee may subsequently adjust the performance goals to take into account such unanticipated circumstances or significant events as our Compensation Committee determines.

Each named executive officer’s incentive award opportunity is expressed as a target award level, which may be a percentage of annualized base salary or a set dollar amount. The incentive awards may be paid in cash or equity or any other form of consideration as determined by our Compensation Committee. Incentive awards, if any, are expected to be paid as soon as administratively practicable after the end of the performance period. Generally, our named executive officers will need to be actively employed on the date awards are paid to receive an award.

Our Compensation Committee is responsible for administering the AIP and has full discretionary authority under the AIP and the authority to take any actions it deems necessary or advisable in carrying out its duties thereunder, including delegating their authority under the AIP.

Potential Payments Upon Termination

Each of the employment agreements with our named executive officers provide for certain payments and benefits upon a separation from us. See “—Employment Agreements” above for details of the payments and benefits payable upon a separation.

Except as expressly set forth in the employment agreements with our named executive officers with respect to a Change in Control Termination, the consequences of a termination of employment upon any equity awards granted to our named executive officers will be determined by our Compensation Committee as provided in the 2019 Plan and applicable award agreements.

Compensation Committee Interlocks and Insider Participation

None of the members of our Compensation Committee is or has at any time during the past year been one of our officers or employees. None of our executive officers currently serves or in the past year has served as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Compensation Committee Report

Our Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management. Based on such review and discussion, our Compensation Committee recommended to our Board that the Compensation Discussion and Analysis be included on this Form 10-K for the Fiscal Year ended December 29, 2018.

Betsy Atkins, Chair

Deborah Ellinger

Edward McNamara

Ravi Sachdev

Benjamin Wolin

No compensation was paid to our Directors and Officers in the fiscal year ended December 29, 2018.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The table below sets forth the beneficial ownership of our common stock as of March 15, 2019. As of March 15, 2019, approximately 111,338,881 shares of our common stock are issued and outstanding.

The following table provides information with respect to the beneficial ownership of our common stock by the following:

•	each of our named executive officers;

•	each of our directors;

•	all directors and executive officers as a group; and

•	each person known to beneficially own more than 5% of our common stock.

The amounts and percentages of shares beneficially owned are reported on the basis of SEC regulations governing the determination of beneficial ownership of securities. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares voting power or investment power, which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has a right to acquire beneficial ownership within 60 days of the determination date, which in the case of the following table is March 15, 2019. Securities that can be so acquired are deemed to be outstanding for purposes of computing such person’s ownership percentage, but not for purposes of computing any other person’s percentage. Under these rules, more than one person may be deemed to be a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest.

Unless otherwise indicated, the address for each person is c/o Covetrus, Inc., 7 Custom House Street, Portland, Maine 04101.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Named Executive Officers and Directors
Benjamin Shaw(1)	1,432,631	1.3%
Christine T. Komola	—	*
Francis Dirksmeier	—	*
David Christopher Dollar	14,012	*
Georgina Wraight(2)	30,684	*
Betsy Atkins(3)	157,047	*
Deborah G. Ellinger	—	*
Sandra L. Helton	—	*
Philip A. Laskawy	1,058	*
Mark J. Manoff	—	*
Edward M. McNamara(4)	134,049	*
Steven Paladino(5)	39,422	*
Ravi Sachdev	—	*
David E. Shaw(6)	2,147,115	1.9%
Benjamin Wolin	—	*
All directors and executive officers as a group (22 persons)(7)	4,240,541	3.8%
5% Stockholders:
CD&R VFC Holdings, L.P.(8)	11,265,198	10.1%
Morgan Stanley Investment Management Inc.(9)	8,721,692	7.8%
The Vanguard Group, Inc.(10)	6,525,826	5.9%

*	Represents less than 1%
(1)

Represents (i) 1,011,632 shares owned directly and over which Benjamin Shaw has sole voting and dispositive power and (ii) 420,999 shares underlying stock options that are currently exercisable or that will become exercisable within 60 days of March 15, 2019.

(2)	Represents 30,684 shares underlying stock options that are currently exercisable or that will become exercisable within 60 days of March 15, 2019.
(3)	Represents 157,047 shares underlying stock options that are currently exercisable or that will become exercisable within 60 days of March 15, 2019.
(4)

Represents (i) 55,504 shares owned directly and over which Edward McNamara has sole voting and dispositive power and (ii) 78,545 shares underlying stock options that are currently exercisable or that will become exercisable within 60 days of March 15, 2019.

(5)	Represents (i) 36,749 shares owned directly and over which Steven Paladino has sole voting and dispositive power and (ii) 2,673 shares held in a 401(k) Plan account.
(6)

Represents (i) 2,069,263 shares owned directly and over which David Shaw has sole voting and dispositive power, (ii) 72,928 shares underlying stock options that are currently exercisable or that will become exercisable within 60 days of March 15, 2019 and (iii) 4,924 shares over which David Shaw has shared voting and dispositive power as Managing Partner of Black Point Group LLC.

(7)

Includes (i) with respect to all directors and Named Executive Officers, (a) 3,195,815 shares, directly or indirectly, beneficially owned and (b) 760,203 shares that are currently exercisable or that will become exercisable within 60 days of March 15, 2019 and (ii) with respect to all executive officers that are not Named Executive Officers or directors, (a) 149,810 shares, directly or indirectly, beneficially owned and (b) 134,713 shares that are currently exercisable or that will become exercisable within 60 days of March 15, 2019.

(8)

CD&R VFC Holdings, L.P. (“CD&R Stockholder”) is the beneficial owner of 11,265,198 shares of common stock that, as of March 15, 2019, are held directly by CD&R Stockholder. CD&R Investment Associates IX, Ltd. (“CD&R Holdings GP”), as the general partner of CD&R Stockholder, may be deemed to beneficially own the shares of common stock in which CD&R Stockholder has beneficial ownership. CD&R Holdings GP expressly disclaims beneficial ownership of the shares of common stock in which CD&R Stockholder has beneficial ownership. Investment and voting decisions with respect to the shares of common stock held by CD&R Stockholder or CD&R Holdings GP are made by an investment committee of limited partners of CD&R Associates IX, L.P., currently consisting of more than ten individuals, each of whom is also an investment professional of Clayton, Dubilier & Rice, LLC (the “Investment Committee”). All members of the Investment Committee disclaim beneficial ownership of the shares shown as beneficially owned by CD&R Stockholder. CD&R Holdings GP is managed by a two-person board of directors. Donald J. Gogel and Kevin J. Conway, as the directors of CD&R Holdings GP, may be deemed to share beneficial ownership of the shares of common stock directly held by CD&R Stockholder. Such persons expressly disclaim such beneficial ownership. The principal office of the CD&R Stockholder is c/o Maples Corporate Services Limited, PO Box 309, Ugland House, South Church Street, George Town, Grand Cayman, KY1-1104, Cayman Islands. The foregoing information regarding the stock holdings of CD&R Stockholder is based on a Schedule 13D relating to CD&R Stockholder’s ownership of our common stock filed by CD&R Stockholder with the SEC on February 11, 2018.

(9)

Includes 299,503 shares held by Inception Trust; 3,882,112 shares held by Morgan Stanley Institutional Fund, Inc.—Growth Portfolio; 1,545,048 shares held by Morgan Stanley Investment Funds US Growth Fund; 93,409 shares held by Morgan Stanley Variable Insurance Fund, Inc.—Mid Cap Growth Portfolio; 638,602 shares held by Morgan Stanley Multi Cap Growth Trust; 411,228 shares held by Morgan Stanley Institutional Fund Trust—Mid Cap Growth Portfolio; 170,596 shares held by Master Trust for Defined Contribution Plans of American Airlines, Inc., US Airways, Inc., and Affiliates; 575,719 shares held by Growth Trust; 121,668 shares held by Johnson & Johnson Pension and Savings Plans Master Trust; 42,039 shares held by Lawrencium Atoll Investments Ltd; 746,751 shares held by Brighthouse Funds Trust I—Morgan Stanley Mid Cap Growth Fund; and 195,017 shares held by Morgan Stanley Variable Insurance Fund, Inc.—Growth Portfolio. The foregoing information regarding the holdings of Morgan Stanley Investment Management Inc. and its affiliates is based on the Share Sale Agreement. The address for each of these entities is c/o Morgan Stanley Investment Management Inc. 522 Fifth Avenue, New York, New York 10036.

(10)

The principal office of The Vanguard Group, Inc. (“Vanguard”) is 100 Vanguard Blvd., Malvern, Pennsylvania 19355. The foregoing information regarding the stock holdings of Vanguard is based on an amended Schedule 13G relating to Vanguard’s ownership of Henry Schein common stock filed by Vanguard with the SEC on February 12, 2018.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Indemnification Agreements

Pursuant to the terms of the Merger Agreement, we have agreed to indemnify (and maintain policies of directors’ and officers’ liability insurance for) certain parties, including all of our past and present directors or officers, for a period of at least six years following the Closing in respect of acts or omissions relating to the Transactions and occurring at or prior to the consummation of the Merger. In addition, we have entered into separate indemnification agreements with each of the Covetrus directors and executive officers. Under these indemnification agreements, we, subject to certain limitations, have agreed to indemnify our directors and executive officers against certain liabilities arising out of service as a director of Covetrus.

The employment agreements with our executive officers also include indemnification provisions pursuant to which we have agreed to indemnify each of these individuals against claims arising out of events or occurrences related to that individual’s service as an executive officer of Covetrus.

Promissory Note with Benjamin Shaw

In May 2016, Benjamin Shaw, Chief Executive Officer and Co-Founder of Vets First Choice, acquired restricted common stock of Vets First Choice pursuant to an award agreement under the 2010 Plan, which provides for the purchase of 292,179 shares of restricted common stock of Vets First Choice. As payment for the stock, Benjamin Shaw issued a promissory note to Vets First Choice in the principal amount of $452,877.45, with an interest rate of 1.5% per annum, and entered into a pledge agreement pursuant to which the shares of restricted common stock were pledged as collateral for the promissory note. Benjamin Shaw repaid all amounts due and payable under the promissory note, or approximately $470,679, on December 28, 2018.

Compensation and Employment Arrangements

Compensation and employment arrangements for our directors and named executive officers are described elsewhere in this Annual Report on Form 10-K. See “Compensation of Directors” and “Executive Compensation.”

Material Contracts

Other than as disclosed in this Annual Report on Form 10-K, there are no past, present or proposed material contracts, arrangements, understandings, relationships, negotiations or transactions between us and any of our affiliates.

Policies and Procedures for Related-Party Transactions

Our Board has approved policies and procedures with respect to the review and approval of certain transactions between us and Related Parties, which we refer to as our “Related-Party Transaction Policy.” The following is a summary of material provisions of our Related-Party Transaction Policy. Pursuant to the terms of our Related-Party Transaction Policy, any Related-Party Transaction (as defined below) will be required to be reported to the chair of the audit committee of our Board. The audit committee will then be required to review and decide whether to approve any such Related-Party Transaction.

For the purposes of our Related-Party Transaction Policy, a “Related-Party Transaction” is defined as a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we (including any of our subsidiaries) were, are or will be a participant and the amount involved exceeds $120,000, and in which any Related Party had, has or will have a direct or indirect interest.

For the purposes of our Related-Party Transaction Policy, a “Related Party” is defined as: any person who is, or at any time since the beginning of our last fiscal year was, a director or executive officer or a nominee to become a director; any person who is known to be the beneficial owner of more than five percent of our common stock; any immediate family member of any of the foregoing persons, including any child, stepchild, parent, stepparent, spouse, sibling, mother-in-law, father-in-law, son-in-law, daughter-in-law, brother-in-law or sister-in-law, and any person (other than a tenant or employee) sharing the household of any of the foregoing persons; and any firm, corporation or other entity in which any of the foregoing persons is a general partner or, for other ownership interests, a limited partner or other owner in which such person has a beneficial ownership interest of 10% or more.

Item 14.	Principal Accountant Fees and Services

The Audit Committee pre-approves all auditing services, and permitted non-audit services (including the fees and terms thereof) to be performed by BDO USA, LLP, subject to the de minimis exception for non-audit services that are approved by the Audit Committee prior to the completion of an audit. The Audit Committee may delegate pre-approval authority to one or more members of the Audit Committee consistent with applicable law and listing standards, provided that the decisions of such Audit Committee member or members must be presented to the full Audit Committee at its next scheduled meeting.

We regularly review the services and fees of our independent accountants. These services and fees are also reviewed by the Audit Committee on an annual basis. The aggregate fees billed for the fiscal years ended December 29, 2018 and December 30, 2017 for each of the following categories of services are as follows:

Fee Category	2018	2017
Audit Fees	$1,985,000	$1,835,000
Audited Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Fees	$1,985,000	$1,835,000

Audit Fees. Consist of aggregate fees for professional services provided in connection with the annual audit of our combined financial statements, the review of our quarterly condensed combined financial statements, consents and assistance with and review of documents filed with the SEC.

Audit-Related Fees. Consist of aggregate fees for accounting consultations and other services that were reasonably related to the performance of audits or reviews of our combined financial statements and were not reported above under “Audit Fees.”

Tax Fees. Consist of aggregate fees for tax compliance, tax advice and tax planning services including the review and preparation of our federal and state income tax returns.

All Other Fees. Consist of aggregate fees billed for products and services provided by the independent registered public accounting firm other than those fees disclosed above.

The Audit Committee pre-approved all services performed since the pre-approval policy was adopted.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	1. Combined Financial Statements.

For a list of the combined financial statements included herein, see Index on page 55 of this report.

2. Financial Statement Schedules.

All required information is included in the financial statements or notes thereto.

3. List of Exhibits.

See the Exhibit Index on the pages immediately preceding the signature page hereto.

Item 16.	10-K Summary

None

Exhibit Index

EXHIBIT INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

2.1	Contribution and Distribution Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.1

2.2	Agreement and Plan of Merger, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.2

2.3	Letter Agreement, Amendment No. 1 to Contribution and Distribution Agreement and Amendment No. 1 to Agreement and Plan of Merger, dated as of September 14, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.3

2.4	Letter Agreement and Amendment No. 2 to Contribution and Distribution Agreement, dated as of November 30, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.4

2.5	Letter Agreement, Amendment No. 3 to Contribution and Distribution Agreement and Amendment No. 2 to Agreement and Plan of Merger, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.5

2.6	Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4/A	01/15/2019	2.6

3.4	Amended and Restated Certificate of Incorporation of Covetrus, Inc.	S-4/A	01/15/2019	3.4

3.5	Amended and Restated By-laws of Covetrus, Inc.	S-4/A	01/08/2019	3.5

4.1	Specimen Common Stock Certificate	S-4/A	01/08/2019	4.1

10.1	Credit Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time party thereto	8-K	02/07/2019	10.1

10.2	Guarantee and Collateral Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC and JP Morgan Chase Bank, N.A.	8-K	02/07/2019	10.2

10.3	Employee Matters Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.1

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

10.4	Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein, Inc. and HS Spinco, Inc.	8-K	02/07/2019	10.4

10.5	Letter Agreement to Transition Services Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Henry Schein, Inc.	8-K	02/07/2019	10.5

10.6	Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4/A	01/08/2019	10.3

10.7	Escrow Agreement, dated as of February 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company	8-K	02/07/2019	10.3

10.8†	Form of Indemnification Agreement between HS Spinco, Inc. and each of its directors and executive officers	S-4	12/26/2018	10.5

10.9†	Direct Vet Marketing, Inc. 2010 Stock Incentive Plan	S-4	12/26/2018	10.6

10.10†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated June 30, 2017	S-4	12/26/2018	10.7

10.11†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated December 6, 2017	S-4	12/26/2018	10.8

10.12†*	Covetrus 2019 Omnibus Incentive Compensation Plan, and forms of agreement thereunder

10.13†	Covetrus Employee Stock Purchase Plan	S-4	12/26/2018	10.10

10.14†	Covetrus Annual Incentive Plan	S-4/A	01/08/2019	10.11

10.15†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Benjamin Shaw	8-K	02/07/2019	10.8

10.16†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Christine T. Komola	8-K	02/07/2019	10.9

10.17	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Francis Dirksmeier	8-K	02/07/2019	10.10

10.18†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and David Christopher Dollar	8-K	02/07/2019	10.11

10.19†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Georgina Wraight	8-K	02/07/2019	10.12

10.20	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.16

10.21	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and VFC Pharmacy #101, LLC	S-4	12/26/2018	10.17

10.22	Lease Agreement, dated as of June 22, 2018, by and between Northgate Office, LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.18

10.23	Stock Subscription and Purchase Agreement, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and the purchasers party thereto	S-4	12/26/2018	10.19

10.24	Registration Rights Agreement, dated as of December 25, 2018, by and among HS Spinco, Inc. and the other parties thereto	S-4	12/26/2018	10.20

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number

10.25†	Non-Employee Director Compensation Policy of Covetrus, Inc.	8-K	3/5/2019	10.7

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).
32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

*	Filed herewith.

**

The certifications furnished in Exhibit 32.1 and Exhibit 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates it by reference.

†	Identifies management compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVETRUS, INC.
Date: March 29, 2019	By:	/s/ Benjamin Shaw
Benjamin Shaw President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Shaw Benjamin Shaw	President, Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2019

/s/ Christine T. Komola Christine T. Komola	Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)	March 29, 2019

/s/ Betsy Atkins Betsy Atkins	Director	March 29, 2019

/s/ Deborah G. Ellinger Deborah G. Ellinger	Director	March 29, 2019

/s/ Sandra L. Helton Sandra L. Helton	Director	March 29, 2019

/s/ Philip A. Laskawy Philip A. Laskawy	Director	March 29, 2019

/s/ Mark J. Manoff Mark J. Manoff	Director	March 29, 2019

/s/ Edward M. McNamara Edward M. McNamara	Director	March 29, 2019

/s/ Steven Paladino Steven Paladino	Director	March 29, 2019

/s/ Ravi Sachdev Ravi Sachdev	Director	March 29, 2019

/s/ David E. Shaw David E. Shaw	Director	March 29, 2019

/s/ Benjamin Wolin Benjamin Wolin	Director	March 29, 2019