Form 10-Q
period 2019-03-31
COVETRUS, INC.
filed 2019-05-16
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
or
☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________
Commission File Number: 001-38794
COVETRUS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1448706
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7 Custom House Street
Portland, ME 04101
Tel: (888) 280-2221
(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Securities Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CVET	The Nasdaq Stock Market (Nasdaq Global Select Market)

The registrant had 111,699,291 shares of common stock outstanding as of May 13, 2019.

CAUTIONARY NOTE REGARDING FORWARD‑LOOKING STATEMENTS
This report contains forward‑looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, and goals and expectations concerning our market position. When used in this report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future” and the negative of these or similar terms and phrases are intended to identify forward-looking statements in this report.
Forward-looking statements reflect our current expectations regarding future events, results or outcomes. These expectations may or may not be realized. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance these expectations will prove to have been correct. Some of these expectations may be based upon assumptions, data or judgments that prove to be incorrect. Actual events, results and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth under “Risk Factors,” as well as, among others, risks and uncertainties relating to:

•	our ability to realize the anticipated revenue growth opportunities and operational synergies from the Separation and Merger as described in the Quarterly Report on Form 10-Q;

•	our ability to successfully integrate the Animal Health Business with Vets First Choice;

•	our ability to access equivalent financial strength and resources that historically have been provided by Henry Schein, Inc.;

•	the reliability of historical combined financial data as representative of further results;

•	restricted operational flexibility due to requirements to maintain the tax-free status of the Transactions and potential liability if such status is not maintained;

•	restrictions on transfers of our shares;

•	restrictions on our use of net operating losses to offset future income;

•	our ability to successfully implement our business strategies;

•	slower development of the sales cycle for our technology and services;

•	the competitiveness of our industry;

•	changes in manufacturer sales channels for our products;

•	our reliance on third-party providers for the manufacture and supply of our products;

•	our substantial indebtedness;

•	restricted operational flexibility due to restrictive covenants in our indebtedness agreements;

•	the availability of additional financing opportunities;

•	the price sensitivity of our customers;

•	defects or disruptions in our service;

•	our ability to successfully defend against cyberattacks;

•	legislative and regulatory burdens;

•	costs associated with new branding initiatives;

•	our ability to effectively market to our customers, many of whom operate small and medium-sized businesses;

•	changes in global economic conditions;

•	the impact of changes in the economic, political, legal and business environments of the countries in which we do business;

•	the impact of domestic and foreign currency fluctuations;

•	the impact of regulation on our business;

•	product recalls on our pharmaceutical products;

•	the impact of severe weather on our business;

•	assertions that we are infringing on intellectual property of others;

•	our ability to attract and retain qualified employees and other key personnel;

•	the impact of tax legislation on our business;

•	the volatility of our common stock price and possible reductions in trading volume;

•	fluctuations in our quarterly results;

•	the impact of our intentions regarding dividends on ability to achieve a return on investment;

•	the impact of anti-takeover provisions on our common stock price;

•	our ability to comply with public company reporting, disclosure controls and internal control over financial reporting requirements.
We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. Any of the foregoing risks and uncertainties could cause the actual events, results and outcomes to vary materially from the forward-looking statements included in this report. We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. You should consider these important factors, as well as the risk factors set forth in this report, in evaluating any statement made in this report. See “Risk Factors.” For the foregoing reasons, you are cautioned against relying on any forward-looking statements. We do not undertake any obligation to update or revise these forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM I. CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
COVETRUS, INC.
CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2019 (UNAUDITED)
COMBINED BALANCE SHEET AS OF DECEMBER 29, 2018
(dollars in millions, except per share data)

	March 31, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$73	$23
Accounts receivable, net of reserves $7 and $7	461	431
Inventory, net	594	564
Other receivables	59	49
Prepaid expenses and other	32	19
Total current assets	1,219	1,086
Property and equipment, net of accumulated depreciation of $93 and $74	94	69
Operating lease right-of-use assets	62	—
Goodwill	2,105	750
Other intangibles, net of accumulated amortization of $264 and $241	728	208
Investments and other	61	120
Total assets	$4,269	$2,233
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$431	$441
Current maturities of long-term debt and other borrowings	36	1
Accrued expenses:
Payroll and related	40	37
Taxes	19	17
Other	144	77
Total current liabilities	670	573
Long-term debt and other borrowings, net	1,167	24
Deferred taxes, net	51	16
Other liabilities	70	35
Total liabilities	1,958	648
Commitments and contingencies (Note 8)
Redeemable noncontrolling interests	17	92
Stockholders' Equity:
Common stock, $0.01 par value, 675,000,000 shares authorized as of March 31, 2019; 111,576,343 shares issued and outstanding as of March 31, 2019	1	—
Net parent investment	—	1,576
Accumulated other comprehensive income (loss)	(82)	(83)
Additional paid-in capital	2,396	—
Accumulated deficit	(21)	—
Total stockholders’ equity	2,294	1,493
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$4,269	$2,233

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

COVETRUS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS FOR MARCH 31, 2019
COMBINED STATEMENT OF OPERATIONS FOR MARCH 31, 2018
(dollars in millions, except per share data)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Net sales	$941	$947
Cost of sales	761	771
Gross profit	180	176
Operating expenses:
Selling, general and administrative	189	143
Restructuring costs	—	1
Operating income (expense)	(9)	32
Other income (expense):
Interest income	2	2
Interest expense	(12)	(1)
Other, net	1	1
Income (expense) before taxes and equity in earnings of affiliates	(18)	34
Income tax benefit (provision)	4	(6)
Net income (loss)	(14)	28
Less: Net (income) loss attributable to redeemable noncontrolling interests	1	(5)
Net income (loss) attributable to Covetrus, Inc.	$(13)	$23

Earnings per share attributable to Covetrus, Inc.:
Basic	$(0.14)	$0.32
Diluted	$(0.14)	$0.31

Weighted-average common shares outstanding:
Basic	94,796	71,451
Diluted	94,796	71,973
The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

COVETRUS, INC.
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR MARCH 31, 2019
COMBINED STATEMENT OF COMPREHENSIVE INCOME FOR MARCH 31, 2018
(dollars in millions)
(unaudited)

	Three Months Ended
	43555	43190
Net income (loss)	$(14)	$28
Other comprehensive income, net of tax:
Foreign currency translation gain	1	12

Other comprehensive income, net of tax:	1	12

Comprehensive income	(13)	40

Comprehensive income:
Comprehensive income attributable to redeemable noncontrolling interests:
Net (income) loss	1	(5)
Foreign currency translation loss	—	(1)

Comprehensive income attributable to redeemable noncontrolling interests	1	(6)

Comprehensive income (loss) attributable to Covetrus, Inc.	$(12)	$34
The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

COVETRUS, INC.
CONSOLIDATED STATEMENT OF EQUITY
(dollars in millions)
(unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Income/(Loss)	Net Parent Investment	Total Stockholders' Equity
	Shares	Amount
December 29, 2018	—	$—	$—	$—	$(83)	$1,576	$1,493
Net income (loss) (1)	—	—		(21)	—	7	(14)
Dividend to Henry Schein	—	—		—	—	(1,153)	(1,153)
Issuance of common stock at separation (including share sale investors)	71,693,426	1	609	—	—	(609)	1
Issuance of common shares in connection with the Merger	39,742,089	—	1,772	—	—	—	1,772
Net increase (decrease) in parent investment	—	—	—	—	—	179	179
Exercise of stock options	140,828	—	—	—	—	—	—
Stock-based compensation	—	—	15	—	—	—	15
Other comprehensive loss	—	—	—	—	1	—	1
March 31, 2019	111,576,343	$1	$2,396	$(21)	$(82)	$—	$2,294

December 30, 2017	—	$—	$—	$—	$(42)	$1,299	$1,257
Net income	—	—	—	—	—	28	28
Cumulative impact of adopting new accounting standard	—	—	—	—	—	2	2
Net increase (decrease) in parent investment	—	—	—	—	—	(37)	(37)
Other comprehensive loss	—	—	—	—	11	—	11
March 31, 2018	—	$—	$—	$—	$(31)	$1,292	$1,261

(1) Net income earned from January 1, 2019 thru February 7, 2019 is attributed to the former parent as it was the sole shareholder prior to February 7, 2019.

The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

COVETRUS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR MARCH 31, 2019
COMBINED STATEMENT OF CASH FLOWS FOR MARCH 31, 2018
(dollars in millions)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Cash flows from operating activities:
Net (loss) income	$(14)	$28
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	35	16
Loss on sale of fixed assets	—	—
Stock-based compensation	15	2
Provision for losses on trade and other accounts receivable	6	—
(Benefit from) provision for deferred income taxes	(2)	(1)
Equity in earnings of affiliates	—	—
Changes in unrecognized tax benefits	—	—
Amortization of debt issuance costs	1	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(26)	(34)
Inventory, net	(19)	(2)
Other assets and liabilities	(59)	(30)
Accounts payable and accrued expenses	31	(9)
Net cash used in operating activities	(33)	(30)
Cash flows from investing activities:
Purchases of fixed assets	(3)	(6)
Payments related to equity investments and business acquisitions, net of cash acquired	(25)	(8)
Proceeds from sale of fixed assets	—	—
Net cash used in investing activities	(29)	(14)
Cash flows from financing activities:
Proceeds from issuance of debt	1,220	—
Principal payments of debt	(24)	(3)
Debt issuance costs	(24)	—
Dividend paid to parent	(1,153)
Issuance of common shares at separation (including share sale investors)	—	—
Issuance of common shares in connection with the Merger	—	—
Issuance of common shares in connection with options	—	—
Net transfers from Parent	167	51
Distributions to noncontrolling stockholders	—	—
Acquisitions of noncontrolling interests in subsidiaries	(70)	(1)
Net cash provided by financing activities	117	47
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
Net change in cash and cash equivalents	50	2
Cash and cash equivalents, beginning of period	23	17
Cash and cash equivalents, end of period	$73	$19
The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

COVETRUS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS FOR MARCH 31, 2019
COMBINED STATEMENT OF CASH FLOWS FOR MARCH 31, 2018
(dollars in millions)
(unaudited)

	Three Months Ended
	March 31, 2019	March 31, 2018
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$8	$—
Income taxes	$4	$3
Supplemental disclosures of noncash investing and financing activities:
	$—	$—
The accompanying notes are an integral part of these unaudited consolidated and combined financial statements.

Notes to Consolidated and Combined Financial Statements

1. Business Overview and Significant Accounting Policies

Business

On February 7, 2019 (the “Distribution Date”), Henry Schein, Inc. ("Henry Schein") completed the previously announced separation (the “Separation”), distribution (the “Distribution”), and subsequent merger of its animal health business (the “Animal Health Business”) with Direct Vet Marketing, Inc. (d/b/a Vets First Choice, “VFC”) (the “Merger”). This was accomplished by a series of transactions among VFC, Henry Schein, Covetrus, Inc. (f/k/a HS Spinco, Inc. “Covetrus”), a wholly owned subsidiary of Henry Schein prior to the Distribution Date, and HS Merger Sub, Inc., a wholly owned subsidiary of Covetrus (“Merger Sub”). In connection with the Separation, Henry Schein contributed, assigned and transferred to Covetrus certain applicable assets, liabilities, and capital stock and other ownership interests relating to the Animal Health Business. In connection with the Separation, and prior to the Distribution, Henry Schein entered into a series of agreements to purchase additional equity interests in certain consolidated subsidiaries of the Animal Health Business for a total purchase price of $73 million. On the Distribution Date, and prior to the Distribution, Covetrus issued shares of Covetrus common stock to certain institutional accredited investors (the “Share Sale Investors”) for $361 million (the “Share Sale”). The proceeds of the Share Sale were paid to Covetrus and distributed to Henry Schein. Subsequent to the Share Sale, Henry Schein distributed, on a pro rata basis, all of the shares of the Covetrus common stock held by Henry Schein to its stockholders of record as of the close of business on January 17, 2019.

After the Share Sale and Distribution, Merger Sub consummated the Merger whereby it merged with and into VFC, with VFC surviving the Merger as a wholly owned subsidiary of Covetrus. Immediately following the consummation of the Merger, on a fully diluted basis, (i) approximately 63% of the shares of Covetrus common stock were (a) owned by stockholders of Henry Schein and the Share Sale Investors, and (b) in respect of certain equity awards held by certain employees of the Animal Health Business, and (ii) approximately 37% of the shares of Covetrus common stock were (a) owned by stockholders of VFC immediately prior to the Merger, and (b) in respect of certain equity awards held by certain employees of VFC. The Merger with VFC was accounted for under the acquisition method of accounting for business combinations and the Company was considered the acquiring company per ASC 805 “Business Combinations.” Upon completion of the Merger, all VFC unvested stock option awards and restricted stock and restricted stock units owned by Henry Schein’s employees who transferred to Covetrus were exchanged with economically equivalent awards of Covetrus.

Covetrus, Inc. (sometimes referred to in this Quarterly Report on Form 10-Q as "we," "our," "us," "ourselves," the "Company" or "Covetrus") is a global, technology-enabled health business with a comprehensive service and technology platform and supply chain infrastructure dedicated to supporting the companion, equine and large animal veterinary markets.

Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Company, as well as those of our wholly owned and majority owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which the Company has the ability to influence the operating or financial decisions, are accounted for under the equity method.

All prior period information is presented on a combined basis. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of Henry Schein. The unaudited combined financial statements reflect the combined historical results of operations, financial position and cash flows of the Animal Health Business as they were historically managed in conformity with generally accepted accounting principles in the United States (“GAAP”). The unaudited combined financial statements include the accounts of the Animal Health Business and all of its controlled subsidiaries. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which the Business has the ability to influence the operating or financial decisions, are accounted for under the equity method. All intracompany transactions have been eliminated. All intercompany transactions between the Animal Health Business and Henry Schein have been included in these unaudited combined financial statements and are considered to be effectively settled for cash in the unaudited combined financial statements at the time the transaction is recorded. The unaudited combined financial statements include expense allocations for: (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs; (ii) employee benefits and incentives; and (iii) stock-based compensation. These expenses have been allocated to the Animal Health Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net sales, headcount or other measures of the Animal Health Business and Henry Schein. The Animal Health Business believes the bases on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, the Animal Health Business during the periods presented. The allocations may not, however, reflect the actual expenses that the Animal Health Business would have incurred as a stand alone company for the periods presented. Actual costs that may have been incurred if the Animal Health Business had been a stand alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Following the separation from Henry Schein, these functions have been performed using the Animal Health Business’ own resources or third-party service providers. For an interim period, however, some of these functions will continue to be provided by Henry Schein under transition services agreements, which are planned to extend for a period of up to 21 months following the closing.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by GAAP for complete financial statements.

The consolidated financial statements reflect all adjustments considered necessary for a fair presentation of the consolidated results of operations and financial position for the interim periods presented. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results to be expected for any other interim period or for the year ending December 31, 2019. These unaudited interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 29, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities, at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The most significant estimates include the Company's evaluation of doubtful accounts receivable, inventory reserves, customer returns, goodwill impairment, self-insurance reserves, supplier rebates, fair value of redeemable noncotrolling interests, stock-based compensation expense, purchase price allocations and intangible assets acquired.

Fiscal Year

During fiscal year 2018, the Company operated on a 52-53 week basis ending on the last Saturday of December. For fiscal year 2019, the Company adopted a last day of the calendar year accounting and operating cycle. The Company made this change on a prospective basis and did not adjust operating results for periods prior to 2019.

Accounting Pronouncements Adopted

On January 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The Company has adopted the new lease standard using the new transition option issued under the amendments in ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", which allowed the Company to continue to apply the legacy guidance in Accounting Standards Codification ("ASC") 840, "Leases", in the comparative periods presented in the year of adoption. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. The Company will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The impact of the adoption was an increase to the Company’s operating lease assets and liabilities on January 1, 2019 of $67 million. See Note 12 for further information.

In January 1, 2019, the Company adopted FASB issued ASU No. 2017-04, “Intangibles-Goodwill and Other” (Topic 350) (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 will require the Company to perform an annual goodwill impairment test by comparing the fair value of the reporting units to the carrying value of those units. If the carrying value exceeds the fair value, the Company will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted FASB ASU No. 2018-02, “Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017”, which allows the reclassification from accumulated comprehensive income to retained earnings of the income tax effects resulting from the Tax Act. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted FASB ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The adoption did not have a material impact on the Company's consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates the Company's revenue by segment:

	Three months ended
Dollars in millions	March 31, 2019	March 31, 2018
North America	$497	$480
Europe	358	369
APAC & Emerging Markets	86	98
Total	$941	$947

Contract Balances

Contract balances represent amounts presented in the consolidated and combined balance sheets when either the Company has transferred goods or services to the customer or the customer has paid consideration to the Company under the contract. These contract balances include accounts receivable, contract assets and contract liabilities.

Accounts Receivable

The carrying amount of accounts receivable is reduced by a valuation allowance that reflects the Company’s best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, the Company considers many factors in estimating its reserve, including historical data, experience, customer types, credit-worthiness and economic trends. From time to time, the Company adjusts its assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to the Company by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. Current contract assets are included in prepaid expenses and other and the non-current contract assets are included in investments and other within the consolidated and combined balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of March 31, 2019 and December 29, 2018 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in accrued expenses-other and the non-current contract liabilities are included in other liabilities within the combined balance sheet. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At March 31, 2019 and December 29, 2018, the current portion of contract liabilities of $19 million and $18 million, respectively, was reported in accrued expenses other. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenue expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2019 is not material.

3. Business Acquisitions

On February 7, 2019, the Company acquired VFC, see Note 1 for further information.

The acquisition date fair value of the consideration transferred consisted of the following (dollars in millions, except per share data):

Total Covetrus shares issued to VFC shareholders	39,742,089
Per share price (in actuals)*	$43.05
Total fair value of shares issued to VFC shareholders	$1,711
Fair value of VFC replacement stock option awards attributable to pre-merger service	62
VFC debt repaid at close	24
VFC expenses paid at close	18
Less VFC cash used to fund transaction	(9)
Total consideration	$1,806

*Closing price on February 7, 2019, Covetrus shares trading on a when-issued basis (Nasdaq: CVET)

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

Dollars in millions
Book value of net assets acquired	$14
Goodwill	1,358
Intangible assets	545
Deferred tax liabilities	(111)
Total consideration	$1,806

The size and breadth of the Merger necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to intangible assets and deferred tax liabilities.

The Company determined the estimated fair value of the identifiable intangible assets after review and consideration of relevant information including discounted cash flow analysis, market data and management’s estimates. The Company engaged an independent valuation firm to assist in determining the fair value of the acquired intangible assets. The value attributed to the other identifiable intangible assets included $20 million in trademarks and trade names, $50 million in product formulas, $125 million in customer relationships and $350 million in developed technologies. These intangible assets are being amortized over a weighted average period of seven years.

The goodwill from this transaction arose as a result of the Company’s expected ability to leverage existing and new marketing opportunities across a larger revenue base. The goodwill from this transaction is not deductible for tax purposes.

The following unaudited pro forma financial information presents the results of our operations for the three months ended March 31, 2019 and 2018, as if the acquisition had occurred as of December 31, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the acquisition been consummated on December 31, 2017 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2019	2018
Net Sales	$965	$992
Net income (loss)	(24)	(13)
Net income (loss) attributable to Covetrus	(23)	(13)

Net income per common share: basic	$(0.25)	$(0.19)
Net income per common share: diluted	$(0.25)	$(0.19)

4. Earnings Per Share

On February 7, 2019, Henry Schein distributed approximately 71 million shares of Covetrus common stock to its stockholders. The computation of basic earnings per common share ("EPS") for periods prior to the Separation was calculated using the shares distributed by Henry Schein on February 7, 2019. The weighted average number of shares outstanding for diluted EPS for the periods prior to the Separation also include approximately 1 million of diluted common share equivalents for restricted stock and restricted stock units as these share-based awards were previously issued by Henry Schein and outstanding at the time of the Separation and were assumed by Covetrus following the Separation.

The numerator for both basic and diluted EPS is net income.

The following is a reconciliation of basic shares to diluted shares (in thousands):

	March 31,	March 31,
	2019	2018
Basic shares	94,796	71,451
Effect of dilutive shares*	—	522
Diluted shares	94,796	71,973

* Shares from share-based awards are not included for periods in which a net loss occurs because to do so would be anti-dilutive

5. Goodwill

The change in the goodwill balances by segment for the three months ended March 31, 2019 and for the year ended December 29, 2018 are as follows (dollars in millions):

	Balance	Goodwill	Foreign Currency	Balance
Segment	1/1/2019	Additions	Adjustments	3/31/2019
North America	$537	$1,314	$—	$1,851
Europe	165	28	(3)	190
APAC & Emerging Markets	48	16	—	64
Total	$750	$1,358	$(3)	$2,105

	Balance	Goodwill	Foreign Currency	Balance
Segment	12/31/2017	Additions	Adjustments	12/29/2018
North America*	$536	$2	$(1)	$537
Europe*	175	1	(11)	165
APAC & Emerging Markets*	49	—	(1)	48
Total	$760	$3	$(13)	$750
* Recast to conform to 2019 presentation.

In the first quarter of 2019, in connection with the Separation and Merger, the Company made significant changes to its organizational and reporting structure. With these changes, the Company revised its reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the first three months of 2019 or the full year of 2018 and the Company has no accumulated impairment losses. For further information regarding the segment change, refer to Note 13.

6. Fair Value

ASC 820, “Fair Value Measurement” ("ASC 820"), establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.

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

The following section describes the valuation methodologies that the Company used to measure different financial instruments at fair value.

Financial assets and liabilities

The carrying amounts reported on the consolidated and combined balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable and other current liabilities approximate their fair value due to the short maturity of those instruments.

Investments in affiliates

There are no quoted market prices available for investments in affiliates; however, the Company believes the carrying amounts are a reasonable estimate of fair value.

Long-term debt

The Company's debts are Level 2 inputs in the fair value hierarchy. The carrying amount of the Term Loan Facility (see Note 11) approximates fair value, given its recent issuance and the underlying interest rate applied to such amounts outstanding is currently reset to market rate on a monthly basis.

Derivative contracts

The Company currently has no outstanding derivative contracts.

Redeemable noncontrolling interests

Some minority equity owners in certain of the Company's subsidiaries have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value based on third-party valuations. The primary factor affecting the future value of redeemable noncontrolling interests is expected earnings and, if such earnings are not achieved, the value of the redeemable noncontrolling interests might be impacted. The noncontrolling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level. The values for redeemable noncontrolling interests are classified within Level 3 of the fair value hierarchy. The details of the balances and changes in redeemable noncontrolling interests are presented in Note 7.

The assets and liabilities that are measured and recognized at fair value on a recurring basis are the derivative contracts (Level 2), which were immaterial for the year ended December 29, 2018, and the redeemable noncontrolling interests (Level 3) discussed in Note 7.

There were no transfers between levels within the fair value hierarchy and no changes in valuation techniques during the three months ended March 31, 2019.

7. Redeemable Noncontrolling Interests

Some minority equity owners in certain of the Company's subsidiaries have the right, at certain times, to require the Company to acquire their ownership interest in those entities at fair value. ASC 480, “Distinguishing Liabilities from Equity,” is applicable for noncontrolling interests where the Company is, or may be, required to purchase all or a portion of the outstanding interest in a subsidiary from the noncontrolling interest holder under the terms of a put option contained in contractual agreements. The components of the change in the redeemable noncontrolling interests for the three months ended March 31, 2019 and the year ended December 29, 2018 are presented in the following table:

	March 31,	December 29,
Dollars in millions	2019	2018
Balance, beginning of period	$92	$367
Decrease in redeemable noncontrolling interests due to redemptions	(70)	(383)
Increase in redeemable noncontrolling interests due to business acquisitions	—	6
Net income attributable to redeemable noncontrolling interests	(1)	7
Dividends paid	—	(10)
Effect of foreign currency translation loss attributable to redeemable noncontrolling interests	—	(2)
Change in fair value of redeemable securities	(4)	107
Balance, end of period	$17	$92

Changes in the estimated redemption amounts of the noncontrolling interests subject to put options are adjusted at each reporting period with a corresponding adjustment to Additional paid-in capital. Future reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable noncontrolling interests at the time they were originally recorded. The recorded value of the redeemable noncontrolling interests cannot go below the floor level.

8. Commitments and Contingencies

Legal

The Company is involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and we can make a reasonable estimate of the loss, and then adjust the accrual as appropriate to reflect changes in facts and circumstances. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse affect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of March 31, 2019.

9. Comprehensive Income

Comprehensive income includes certain gains and losses that are excluded from net income under GAAP, as such amounts are recorded directly as an adjustment to total equity. The Company's comprehensive income is primarily comprised of net income, foreign currency translation loss, unrealized gain (loss) on foreign currency hedging activities and pension adjustment gain (loss).

The following table summarizes the accumulated other comprehensive loss, net of applicable taxes, as of:

	March 31,	December 29,
Dollars in millions	2019	2018
Attributable to redeemable noncontrolling interests:
Foreign currency translation adjustment	$1	$1

Attributable to the Company:
Foreign currency translation loss	(82)	(83)
Accumulated other comprehensive loss	(82)	(83)

Total accumulated other comprehensive loss	$(81)	$(82)

The following table summarizes the components of comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 31,	March 31,
Dollars in millions	2019	2018
Net income	$(14)	$28

Foreign currency translation gain (loss)	1	12
Tax effect	—	—
Foreign currency translation gain (loss)	1	12

Comprehensive income	$(13)	$40

During the three months ended March 31, 2019 and 2018, the Company recognized, as a component of comprehensive income, a foreign currency translation (loss) gain of $1 million and $12 million, respectively, due to changes in foreign exchange rates from the beginning of the period to the end of the period. The consolidated and combined financial statements are denominated in U.S. Dollars. Fluctuations in the value of foreign currencies as compared to the U.S. Dollar may have a significant impact on the comprehensive income.

The following table summarizes the components of total comprehensive income, net of applicable taxes, as follows:

	Three Months Ended
	March 31,	March 31,
Dollars in millions	2019	2018
Comprehensive income attributable to Covetrus	$(12)	$34
Comprehensive income attributable to redeemable noncontrolling interests	(1)	6
Comprehensive income	$(13)	$40

10. Income Taxes

The Company’s income tax (benefit) expense of $(4) million and $6 million for the three months ended March 31, 2019 and 2018, respectively, reflects an effective tax rate of 23.4% and 18.2%, respectively. The difference between the Company’s effective tax rate and the federal statutory tax rate for the three months ended March 31, 2019 and 2018 primarily relates to state and foreign income taxes and interest expense.

On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).  The Tax Act is comprehensive tax legislation that implemented complex changes to the U.S. Internal Revenue Code ("IRC") including, but not limited to, the reduction of the corporate tax rate from 35% to 21%, modification of accelerated depreciation, the repeal of the domestic manufacturing deduction and changes to the limitations of the deductibility of interest.  The Tax Act also included provisions to tax global intangible low-taxed income (“GILTI”), a beneficial tax rate Foreign Derived Intangible Income (“FDII”), a base erosion and anti-abuse tax (“BEAT”) that imposes tax on certain foreign related-party payments, and IRC Section 163(j) interest limitation (“Interest Limitation”).  We continue to monitor for potential future changes in certain federal, state, and local tax regulations resulting from the Tax Act which may have an impact on our consolidated income tax provision in future periods.

The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year the tax is incurred. We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred.

11. Debt

Covetrus Credit Facilities

On February 7, 2019, Vet Intermediate Holdco II, LLC, (the “Borrower”) a wholly owned subsidiary of the Company, entered into a credit agreement with a syndicate of lenders for a term of five years (the “Credit Agreement”), which provides for (i) a term loan facility in an aggregate principal amount of $1.2 billion (the “Term Loan Facility”) the proceeds of which were primarily used to to pay a dividend to Henry Schein and (ii) a cash flow-based revolving credit facility of $300 million to fund working capital needs and for general corporate purposes (the “Revolving Facility” and, together with the Term Loan Facility, the “Covetrus Credit Facilities”). The Borrower also paid debt issuance costs of approximately $24 million in connection with the execution of the Credit Agreement. The Company is accreting this discount using the effective interest method with charges to interest expense made through the expiration date of February 7, 2024.

The Credit Agreement contains customary representations and warranties and customary affirmative and negative covenants. The negative covenants, among other things and subject to various exceptions and baskets set forth in the Credit Agreement, limit or restrict the ability of the Borrower and its subsidiaries to: incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. The Credit Agreement also includes financial covenants, which commencing with the quarterly period ending June 30, 2019, require (i) compliance with a maximum consolidated net total leverage ratio (the “Leverage Ratio”) calculated as of the last day of any fiscal quarter, which calculation permits deduction of up to $125 million in unrestricted cash, that must be less than or equal to a ratio of 5.50:1.00 as of April 1, 2019 and stepping down annually until reaching a ratio of 3.75:1:00 in 2022, and (ii) compliance with a minimum consolidated net interest coverage ratio, which ratio must be greater than or equal to 3.00:100 as of the last day of any fiscal quarter.

All borrowings under the Covetrus Credit Facilities are subject to the satisfaction of certain customary conditions. Borrowings under the Covetrus Credit Facilities bear interest at a floating rate, which at the Borrower’s option may be either (i) adjusted LIBOR for interest periods ranging from one month up to 12 months, subject to a floor of 0.00%, plus an applicable margin ranging from 1.25% to 2.25% per annum depending on the Borrower’s Leverage Ratio as of the last day of the prior quarterly period or (ii) an alternate base rate (subject to a floor of 1.00%) plus an applicable margin ranging from 0.25% to 1.25% per annum depending on the Borrower’s Leverage Ratio as of the last day of the prior quarterly period. Applicable margins are held constant at 1.00% for alternate base rate loans and 2.00% for LIBOR loans, respectively, initially through delivery of financial statements for the period ending June 30, 2019. Additionally, unused commitments under the Revolving Facility are subject to a fee ranging from 0.175% to 0.350% per annum depending on the Borrower’s Leverage Ratio with an applicable fee of 0.30% per annum established initially through delivery of financial statements for the period ending June 30, 2019. As of March 31, 2019, available borrowing capacity under the Revolving Facility was $300 million. Interest expense for the Covetrus Credit Facilities recognized by the Company during the quarterly period ended March 31, 2019, including accretion of the Company’s debt issuance costs, was $8 million.

The Term Loan Facility amortizes in quarterly installments equal to 5% of the aggregate initial principal amount per annum beginning with the quarter ending March 31, 2020, with the balance payable upon final maturity of the Term Loan Facility on February 7, 2024. There are no amortization payments under the Revolving Facility, and all borrowings under the Revolving Facility mature on February 7, 2024. The Term Loan Facility and the Revolving Facility may be prepaid at the Borrower’s option at any time, without premium or penalty (other than customary breakage costs), subject to minimum principal amount requirements.

Subject to certain exceptions, the Term Loan Facility is subject to mandatory prepayment in an amount equal to the net cash proceeds of (i) certain asset sales, (ii) certain debt offerings, and (iii) certain insurance recovery and condemnation events. In addition, if the aggregate extensions of credit outstanding exceed the lenders’ commitments made to the Revolving Facility at any time, then the amount of such excess is required to be prepaid.

Subject to certain conditions, including receipt of lending commitments, either the Term Loan Facility or the Revolving Facility may be expanded (or a new term loan facility, revolving credit facility or letter of credit facility added) by (i) up to at least $265 million, plus (ii) such additional amounts as would not cause the consolidated net senior secured leverage ratio, after giving effect to the incurrence of such additional amount and any use of such proceeds, to exceed 3.25:1.00.

The obligations under the Credit Agreement are guaranteed, pursuant to a Guarantee and Collateral Agreement dated as of February 7, 2019 by and among the Borrower, the guarantors and the lender’s collateral agent (the “Guarantee and Collateral Agreement”), by each direct and indirect wholly owned U.S. restricted subsidiary of the Borrower, subject to certain exceptions, and are secured by a perfected security interest in substantially all tangible and intangible assets of the Borrower and each subsidiary guarantor, including the capital stock of each direct material wholly owned U.S. restricted subsidiary owned by the

Borrower and each subsidiary guarantor, and 65% of the capital stock of any non-U.S. subsidiary held directly by the Borrower or any subsidiary guarantor, subject to certain exceptions.

12. Leases

The Company has warehouse facilities, office facilities, vehicles and equipment under non-cancelable operating leases with third parties. The leases have remaining lease terms of one year to eight years. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option.

The following table presents the lease-related assets and liabilities reported in the consolidated balance sheet as of March 31, 2019:

		March 31,
Dollars in millions	Classification	2019
Assets
Operating lease assets	Operating lease right-of-use assets	$62
Finance lease assets	Property and equipment, net	1
Total lease assets		$63

Liabilities
Current
Operating	Accrued expenses, other	$21
Finance	Current maturities of long-term debt and other borrowings	—
Noncurrent
Operating	Other liabilities	43
Finance	Long-term debt and other borrowings, net	—
Total lease liabilities		$64

The following table presents information related to lease expense for the three months ended March 31, 2019:

Three months ended
Dollars in millions	March 31, 2019
Finance lease cost:
Amortization of right-of-use asset	$—
Interest on lease liabilities	—
Operating lease cost	6
Short-term lease cost	—
Variable lease cost	—
Total lease cost	$6

The following table presents certain information related to lease terms and discount rates for leases as of March 31, 2019:

March 31,
2019
Weighted-average remaining lease term (in years):
Operating leases	4.2
Finance leases	1.9
Weighted-average discount rate:
Operating leases	5.1%
Finance leases	3.6%

The following table presents supplemental cash flow information related to leases for the three months ended March 31, 2019 :

Three months ended
Dollars in millions	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6
Operating cash flows from financing leases	—
Financing cash flows from finance leases	—
Right-of-use assets obtained in exchange for new operating lease liabilities	67
Right-of-use assets obtained in exchange for new finance lease liabilities	1

The following table reconciles future minimum lease payments on an undiscounted cash flow basis to the lease liabilities reported in the consolidated balance sheet as of March 31, 2019:

Dollars in millions	Operating Leases	Finance Leases
2019 (remaining 9 months)	$17	$1
2020	18	—
2021	12	—
2022	8	—
2023	4	—
Thereafter	7	—
Total minimum lease payments	$66	$1
Less - amount representing interest	5	—
Present value of net minimum lease payments	$61	$1
Less - current portion of operating lease obligation	20	1
Long-term operating lease obligation	$41	$—

As of March 31, 2019, we had additional operating leases which have not yet commenced, related to our new corporate headquarters and pharmacy, of $127.5 million. These operating leases are expected to commence in fiscal years 2019 and 2020 with lease terms of 13 to 20 years.

13. Segment Data

In connection with the Separation and Merger, the Company made significant changes to its organizational management and reporting structure. As a result, the Company has revised its reportable segments to reflect how the chief operating decision maker (the chief executive officer) currently reviews financial information and makes operating decisions. This resulted in a change in the operating segments from (1) supply chain and (2) technology and value added services to (1) North America, (2) Europe and (3) APAC & Emerging Markets. While the historical business was focused on driving growth through specific product and service offerings to its customers, the Merger allowed for the integration of the different products and service offerings, along with prescription management, data analytics and insights through veterinary practice management software, into one multi-channel veterinary platform. The Company will be focused on delivering the integrated platform of products and services to its customers on a geographical basis.

The tables below present information about the Company's reportable segments consistent with the management and measurement system utilized within the Company. The segments represent components of the Company for which separate financial information is available that is utilized on a regular basis by the chief operating decision maker in determining how to allocate resources and evaluate performance. The tables reflect the segment recast for the prior-year period.

	Three Months Ended March 31, 2019
Dollars in millions	North America	Europe	APAC & Emerging Markets	Total
Net sales	$497	$361	$86	$944
Eliminations				(3)
Total net sales				$941
Operating income	7	11	3	21
Operating income related to Corporate				(30)
Total operting income				$(9)
Total assets	4,059	1,799	190	6,048
Eliminations				(4,542)
Total assets related to Corporate				2,763
Total assets				$4,269

	Three Months Ended March 31, 2018
Dollars in millions	North America	Europe	APAC & Emerging Markets	Total
Net sales	$480	$369	$98	$947
Operating income	29	12	4	45
Operating income related to Corporate				(13)
Total operting income				$32
Total assets	1,326	780	192	$2,298

A reconciliation of operating income for reportable segments to the consolidated income before income taxes and equity earnings of affiliates is as follows:

	Three Months Ended
Dollars in millions	March 31, 2019	March 31, 2018
Operating income for reportable segments	$21	$45
Adjustment for:
Corporate and other expense, net	(30)	(13)
Total operating income	(9)	32
Other income, net	(9)	2
Income before taxes and equity in earnings of affiliates	$(18)	$34

14. Stock-Based Compensation

In connection with the Separation and Merger of the Animal Health Business with Vets First Choice, all outstanding restricted stock awards, restricted stock units and stock options were exchanged for economically equivalent awards of Covetrus. Restricted stock awards and units of 327,447 and stock options of 3,914,694 were issued in connection with the exchange.

The Company issues options to purchase common stock, shares of restricted stock and restricted stock units under the Company’s 2019 Omnibus Incentive Compensation Plan (the “Plan”). The Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights, other stock-based awards and cash awards. Awards issued under the Plan may not have a term greater than ten years from the date of grant and generally vest ratably over a three-year period.

The Company utilizes the Black-Scholes option pricing model to determine the fair value of options granted and has elected the accrual method for recognizing compensation costs. The determination of the fair value of stock-based payment awards utilizing the Black-Scholes model is affected by the stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends.

During the three months ended March 31, 2019, the Company granted 376,283 restricted stock awards and units and 779,306 stock options with a weighted average fair value of $12.70 per share determined using the Black-Scholes option pricing model. For the three months ended March 31, 2019, the Company recorded stock-based compensation expense of $15 million, in connection with stock-based payment awards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF COVETRUS

You should read the following discussion and analysis of our financial condition and results of operations together with our Unaudited Consolidated and Combined Financial Statements, and the related notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q, or Quarterly Report, and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 29, 2018, filed with the Securities and Exchange Commission, or SEC, on March 29, 2019. Some of the information contained in this discussion and analysis or elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and our performance and future success, includes forward-looking statements that involve risks and uncertainties. See “Cautionary Note Regarding Forward-Looking Statements.” You should review the “Risk Factors” section of this Quarterly Report for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Note that the results of operations for the three months ended March 31, 2019 are not necessarily indicative what our operating results for the full fiscal year will be. In this Item, “we,” “us,” “our,” “Covetrus” and the “Company” refer to Covetrus, Inc. and its consolidated subsidiaries, collectively.

Overview

We are a global, technology-enabled animal health business with a comprehensive service and technology platform and supply chain infrastructure dedicated to supporting the companion, equine and large animal veterinary markets. We have combined the complementary capabilities of the animal health businesses previously operated by Henry Schein, or the Animal Health Business, and Direct Vet Marketing, Inc. (d/b/a Vets First Choice), or Vets First Choice, bringing together leading practice management software and supply chain businesses with a platform approach based on technology driven insights, designed to promote connectivity between veterinarians and owners of pets, horses or large animals who purchase products or services from veterinarians, whom we refer to as Clients. Linking the power of insight and analytics, client engagement, practice management software and supply chain expertise into a multi-channel platform, we believe our innovative approach will support the delivery of improved veterinary care while driving increased demand for our products and services.

Segments

Effective during the first quarter of 2019, in connection with the combination noted above, we made changes to our organizational and reporting structure. As a result of these changes, we revised our reportable segments. For additional information on the changes in reportable segments, see Note 13 of our unaudited consolidated and combined financial statements included elsewhere in this Quarterly Report. The periods presented in this Form 10-Q are reported on a comparable basis. We provided recast historical segment information reflecting these changes in a Form 8-K dated May 7, 2019.

Seasonality

Our quarterly sales and operating results have varied from period to period in the past, and will likely continue to do so in the future. In the companion animal market, sales of parasite protection products have historically tended to be stronger during the second and third fiscal quarters, primarily due to an increase in vector-borne diseases during those quarters. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase large animal health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of large animal products can also vary due to changes in price of commodities used in manufacturing the products and weather patterns (for example, droughts or seasons of higher precipitation that determine how long cattle will graze), which may also affect period-to-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Plans of Restructuring

On July 9, 2018, Henry Schein announced a company-wide initiative to further rationalize operations and provide expense efficiencies. In conjunction with this initiative, the Animal Health Business eliminated 142 positions and recorded restructuring costs of $1 million during the three months ended March 31, 2018. The costs associated with this restructuring are included in a separate line item, “restructuring costs” within the consolidated statements of operations.

Results of Operations

The following table summarizes the significant components of our operating results and cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended		Change
Dollars in millions	43555	43190	$	%
Net sales	$941	$947	$(6)	(1)%
Cost of sales	761	771	(10)	(1)
Gross profit	180	176	4	2
Operating expenses:
Selling, general and administrative	189	143	46	32
Restructuring costs	—	1	(1)	(91)
Operating income (expense)	$(9)	$32	(42)	(129)%

Net income (loss)	$(14)	$28	(42)	(150)%
Net income (loss) attributable to Covetrus, Inc.	(13)	23	(36)	(159)%

Comparison of Results of Operations for the Three Months Ended March 31, 2019 and 2018

Net Sales

Net sales for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended				Change
Dollars in millions	43555	% of Total	43190	% of Total	$	%
North America	$497	52.8%	$480	50.7%	$17	3.5%
Europe	361	38.4	369	39.0	(8)	(2.1)
APAC & Emerging Markets	86	9.1	98	10.3	(12)	(12.4)
Eliminations	(3)	(0.4)	—	—	(3)	100.0
Total	$941	100.0%	$947	100.0%	$(6)	(0.7)%
Net Sales decreased $6 million, or 0.7%, due to an increase in net sales as denominated in local currencies of $32 million more than offset by $38 million of unfavorable foreign currency exchange, driven largely by the dollar strengthening against the British pound, Euro, and Australian dollar.
Net Sales for the North America segment increased $17 million, or 3.5%, due to the addition of VFC in 2019 partially offset by a decrease in customer operations sales of $18 million driven by certain products moving from core to agency basis and the loss of a specific customer.
Net sales for the Europe segment decreased $8 million, or 2.1%. The change is due to $28 million of unfavorable foreign currency exchange, partially offset by an increase in net sales as denominated in local currencies of $20 million.
Net sales for the APAC & Emerging Markets segment decreased $12 million, or 12.4%. The change was due to $9 million of unfavorable foreign currency exchange and a decline in net sales denominated in local currencies of $3 million due largely to the loss of a manufacturer relationship in the fourth quarter of 2018.

Gross Profit and Gross Margins

Gross profit and gross margins for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended				Change
Dollars in millions	43555	Gross Margin %	43190	Gross Margin %	$	%
North America	$108	21.7%	$100	20.9%	$8	7.8%
Europe	55	15.4	57	15.6	(3)	(4.4)
APAC & Emerging Markets	17	19.9	18	18.9	(1)	(7.7)
Total	$180	19.1%	$176	18.6%	$4	2.2%
Note: Totals may differ due to rounding.
Gross profit increased $4 million, or 2.2%. Total gross profit margin was 19.1% for the three months ended March 31, 2019, compared to 18.6% for the three months ended March 31, 2018, an increase of 50 basis points. The improvement in gross profit margin was driven by our inclusion of the VFC platform and our stagy to move to higher-margin owned brands, more than offsetting margin pressure from consolidations in our corporate and manufacturer customer base.
Gross profit for the North America segment increased $8 million, or 7.8%. Total gross profit margin was 21.7% for the three months ended March 31, 2019, compared to 20.9% for the three months ended March 31, 2018, an increase of 80 basis points. The improvement in gross profit margin was driven primarily by the addition of VFC.
Gross profit for the Europe segment decreased $3 million, or 4.4%. Total gross profit margin was 15.4% for the three months ended March 31, 2019, compared to 15.6% for the three months ended March 31, 2018, a decrease of 20 basis points. The deterioration in gross profit margin was primarily due to customer consolidation-driven margin pressure in the one of our geographic regions.
Gross profit for the APAC & Emerging Markets segment decreased $1 million, or 7.7%. Total gross profit margin was 19.9% for the three months ended March 31, 2019, compared to 18.9% for the three months ended March 31, 2018, an increase of 100 basis points. The improvement in gross profit margin was driven by higher sales of owned-brand products.

Selling, General and Administrative

Selling, general and administrative expenses for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended				Change
Dollars in millions	43555	% of Total	43190	% of Total	$	%
North America	$101	53.4%	$71	49.6%	$30	42.4%
Europe	44	23.4	47	32.6	(2)	(4.9)
APAC & Emerging Markets	14	7.4	15	10.3	(1)	(4.3)
Corporate	30	15.8	11	7.6	19	175.4
Total	$189	100.0%	$143	100.0%	$46	32.3%

Selling, general and administrative expenses increased $46 million, or 32.4%. The change was primarily due to $28 million in costs associated with the addition of VFC in 2019 and the stand-up of the new organization, including one-time merger and transaction costs, and as well as an increase of $13 million in depreciation and amortization.

Income tax (expense)/benefit

Income tax (expense)/benefit was $4 million for the three months ended March 31, 2019, compared to $(6) million for the three months ended March 31, 2018. The decrease of $10 million, or (169)%, was primarily attributable to a decrease in pre-tax earnings.

Liquidity, Capital Resources and Plan of Operations

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business and available borrowing capacity under our Revolving Facility. For discussion of the Revolving Facility and Term Loan Facility, refer to Note 11 to the consolidated and combined financial statements included in “Part I — Item 1. Financial Statements” of this Quarterly Report on Form 10-Q for additional information. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Working capital requirements, which can be substantial and susceptible to fluctuations during the year due to seasonal demands, generally result from sales growth, inventory purchase patterns driven by sales activity, special inventory forward buy-in opportunities and our business's desired level of inventory, and payment terms for receivables and payables. In addition, the Company expects that its general and administrative expenses will increase over the near term due to additional operational and reporting costs associated with the Merger. Similarly, we anticipate significant interest expense over the near term related to debt service on our Term Loan Facility and for any borrowings we may make from our Revolving Facility. We also expect to incur additional expenditures in the foreseeable future in connection with the following:

•expansion of global sales and marketing efforts;
•increase of the Company's compounding capacity;
•international development;
•capital investment in current and future facilities; and

•	pursuing and maintaining appropriate regulatory clearances and approvals for existing products and any new products that may be developed.

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity needs over the next 12 months through use of our approximately $73 million in unrestricted cash and cash equivalents, cash flow from operations, and access to available funds by borrowing against our Revolving Facility. The decisions of the Company as to the use of available liquidity will be based upon our continuing review of the funding needs for our business, optimizing the allocation of cash resources, and timing of cash flow generation. Longer term, should the Company desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions could adversely impact our ability to do so.

Cash and Cash Equivalents

As of March 31, 2019, the Company had cash and cash equivalents of approximately $73 million in its bank accounts globally and a de minimus amount in restricted cash allocated to self-insurance deposits.
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Checks outstanding in excess of funds on deposit were reclassified as accounts payable as of March 31, 2019.

Contractual Obligations

The Company did not have any material changes in its contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.
Cash Flow Discussion
The following table sets forth a summary of cash flows for the periods indicated.

	Three Months Ended March 31,
Dollars in millions	2019	2018
Net cash (used in) provided by:
Operating activities	$(33)	$(30)
Investing activities	(29)	(14)
Financing activities	117	47
Total	$55	$3

Operating Activities

For the three months ended March 31, 2019, net cash used in operating activities primarily reflects a net loss of $14 million, $59 million related to other assets and liabilities, an increase in net working capital of $14 million primarily due to a seasonal increase in accounts receivable and higher inventory buying activity, partially offset by $35 million increase in non-cash depreciation and amortization, $15 million provided from stock-based compensation-related activity, and $6 million decrease in the provision for accounts receivable losses.

For the three months ended March 31, 2018, net cash used in operating activities had a $45 million increase in net working capital primarily due to seasonal fluctuations in accounts receivable, along with $30 million reduction in other assets and liabilities, partially offset by $28 million net income and $16 million increase in non-cash depreciation and amortization.

Investing Activities

For the three months ended March 31, 2019, net cash used in investing activities increased primarily due to $25 million equity investments and business acquisitions net of cash acquired, along with a slight increase in capital spending for fixed assets.

For the three months ended March 31, 2018, net cash used in investing activities was $14 million resulting from business acquisitions of $8 million and increased purchases of property and equipment of $6 million.

Financing Activities

For the three months ended March 31, 2019, net cash provided by financing activities increased primarily from debt issuance proceeds of $1.2 billion, net of $24 million debt issuance costs and $167 million funding provided by Henry Schein to Animal Health for transactions related to the Merger, partially offset by $1.2 billion paid as a dividend to Henry Schein, along with $70 million reimbursement to Henry Schein for acquisition of non-controlling interests in joint ventures, and $24 million debt principal payments by VFC that were related to the Merger.

For the three months ended March 31, 2018, net cash provided by financing activities related to net transfers received from Henry Schein in the sum of $51 million, partially offset by principal repayments of debt.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 to the Consolidated and Combined Financial Statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 to the Consolidated and Combined Financial Statements appearing in Part I, Item 1 in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Covetrus has exposure to market risks related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of its underlying functional currencies, including its foreign subsidiaries, may affect Covetrus' financial results. Fluctuations in exchange rates, for which the Company currently conducts it operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are expressed in U.S. dollars. The Company attempts to offset foreign currency assets and liabilities where and when possible, but it does not, as of March 31, 2019, enter into hedging arrangements. In the future, Covetrus may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward exchange contracts with financial institutions. If the Company were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. The Company does not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.

As of March 31, 2019, a hypothetical 5% fluctuation in local currencies where the Company conducts it business vis-à-vis the U.S. dollar would have resulted in a change of $9 million in annualized operating income.

Interest Rate Risk

At March 31, 2019, the Company had variable-rate borrowings of $1.2 billion under its Term Loan Facility. Increases in the underlying interest rate elections the Company makes will negatively affect interest expense, while decreases to the underlying interest rates will have a positive influence on the Company's interest expense. The Company periodically reviews the projected borrowings under the Credit Agreement and the current interest rate environment. As of March 31, 2019, Covetrus does not enter into hedging arrangements for managing interest rate risks, although the Company may decide in the future, to the extent reasonable and practical, to enter into interest rate swap contracts to manage exposure to interest rates. If the Company were to enter into such hedging transactions, the market risk resulting from interest rate fluctuations is unlikely to be entirely eliminated. The Company does not plan to enter into derivative financial instrument transactions for interest rate speculative purposes.

As of March 31, 2019, a uniform hypothetical 1% fluctuation up or down in the underlying interest rate elected by the Company for the Term Loan Facility outstanding balance would have resulted in a change of $12 million in annualized interest expense.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of March 31, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations of the Effectiveness of Internal Control

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the internal control system are met. Because of the inherent limitations of any internal control system, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 29, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4/A	1/15/2019	2.6

3.1	Amended and Restated Certificate of Incorporation of Covetrus, Inc.	8-K	2/7/2019	3.1

3.2	Amended and Restated By-laws of Covetrus, Inc.	8-K	2/7/2019	3.2

10.1	Credit Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time party thereto	8-K	2/7/2019	10.1

10.2	Guarantee and Collateral Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC and JP Morgan Chase Bank, N.A.	8-K	2/7/2019	10.2

10.3	Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein, Inc. and Covetrus, Inc.	8-K	2/7/2019	10.4

10.4	Letter Agreement to Transition Services Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Henry Schein, Inc.	8-K	2/7/2017	10.5

10.5	Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4/A	1/8/2019	10.3

10.6	Escrow Agreement, dated as of February 7, 2019, by and among Henry Schein, Inc., Covetrus, Inc., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company	8-K	2/7/2019	10.3

10.7†	Form of Indemnification Agreement between Covetrus, Inc. and each of its directors and executive officers	S-4	12/26/2018	10.5

10.8†	Covetrus 2019 Omnibus Incentive Compensation Plan	S-4	12/26/2018	10.9

10.9†	Covetrus Employee Stock Purchase Plan	8-K	2/7/2019	10.15

10.10†	Covetrus Annual Incentive Plan	S-4/A	1/8/2019	10.11

10.11†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Benjamin Shaw	8-K	2/7/2019	10.8

10.12†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Christine Komola	8-K	2/7/2019	10.9

10.13†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Francis Dirksmeier	8-K	2/7/2019	10.10

10.14†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and David Christopher Dollar	8-K	2/7/2019	10.11

10.15†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Georgina Wraight	8-K	2/7/2019	10.12

10.16	Form of Restricted Stock Unit Agreement	8-K	3/5/2019	10.1

10.17	Form of Incentive Stock Option Grant Agreement	8-K	3/5/2019	10.2

10.18	Form of Nonqualified Stock Option Grant Agreement	8-K	3/5/2019	10.3

10.19	Form of Restricted Stock Unit Agreement for Non-U.S. Participants	8-K	3/5/2019	10.4

10.20	Form of Restricted Stock Grant Agreement	8-K	3/5/2019	10.5

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.21	Form of Restricted Stock Unit Agreement for Non-Employee Directors	8-K	3/5/2019	10.6

10.22	Non-Employee Director Compensation Policy of Covetrus, Inc.	8-K	3/5/2019	10.7

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS***	XBRL Instance Document.

101.SCH***	XBRL Taxonomy Extension Schema Document.

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies management compensation plan or arrangement.

*	Filed herewith.
** Furnished herewith.
*** To be filed by amendment

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	May 15, 2019	By:	/s/ Benjamin Shaw
		Name:	Benjamin Shaw
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	May 15, 2019	By:	/s/ Christine T. Komola
		Name:	Christine T. Komola
		Title:	EVP and Chief Financial Officer
(Principal Financial and Accounting Officer)