Form 10-Q/A
period 2019-03-31
COVETRUS, INC.
filed 2019-06-07
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
Amendment No. 1
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
Explanatory Note

The sole purpose of this Amendment No. 1 to Covetrus, Inc.’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 16, 2019 (“Form 10-Q”), is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Report provides the consolidated and combined financial statements and related notes from the Form 10-Q formatted in eXtensible Business Reporting Language (“XBRL”), in accordance with the 30-day grace period provided under Regulation S-T for the first quarterly period in which detail tagging is required.
The contents of the Form 10-Q have not otherwise been modified or changed. This Amendment No. 1 to Form 10-Q speaks as of the original filing date of the Form 10-Q and has not been updated to reflect events occurring subsequent to the original filing date.

ITEM 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
2.1	Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4/A	1/15/2019	2.6

3.1	Amended and Restated Certificate of Incorporation of Covetrus, Inc.	8-K	2/7/2019	3.1

3.2	Amended and Restated By-laws of Covetrus, Inc.	8-K	2/7/2019	3.2

10.1	Credit Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time party thereto	8-K	2/7/2019	10.1

10.2	Guarantee and Collateral Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC and JP Morgan Chase Bank, N.A.	8-K	2/7/2019	10.2

10.3	Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein, Inc. and Covetrus, Inc.	8-K	2/7/2019	10.4

10.4	Letter Agreement to Transition Services Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Henry Schein, Inc.	8-K	2/7/2017	10.5

10.5	Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4/A	1/8/2019	10.3

10.6	Escrow Agreement, dated as of February 7, 2019, by and among Henry Schein, Inc., Covetrus, Inc., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company	8-K	2/7/2019	10.3

10.7†	Form of Indemnification Agreement between Covetrus, Inc. and each of its directors and executive officers	S-4	12/26/2018	10.5

10.8†	Covetrus 2019 Omnibus Incentive Compensation Plan	S-4	12/26/2018	10.9

10.9†	Covetrus Employee Stock Purchase Plan	8-K	2/7/2019	10.15

10.10†	Covetrus Annual Incentive Plan	S-4/A	1/8/2019	10.11

10.11†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Benjamin Shaw	8-K	2/7/2019	10.8

10.12†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Christine Komola	8-K	2/7/2019	10.9

10.13†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Francis Dirksmeier	8-K	2/7/2019	10.10

10.14†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and David Christopher Dollar	8-K	2/7/2019	10.11

10.15†	Employment Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Georgina Wraight	8-K	2/7/2019	10.12

10.16	Form of Restricted Stock Unit Agreement	8-K	3/5/2019	10.1

10.17	Form of Incentive Stock Option Grant Agreement	8-K	3/5/2019	10.2

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number
10.18	Form of Nonqualified Stock Option Grant Agreement	8-K	3/5/2019	10.3

10.19	Form of Restricted Stock Unit Agreement for Non-U.S. Participants	8-K	3/5/2019	10.4

10.20	Form of Restricted Stock Grant Agreement	8-K	3/5/2019	10.5

10.21	Form of Restricted Stock Unit Agreement for Non-Employee Directors	8-K	3/5/2019	10.6

10.22	Non-Employee Director Compensation Policy of Covetrus, Inc.	8-K	3/5/2019	10.7

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

†	Identifies management compensation plan or arrangement.

*	Filed herewith.
** Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	June 7, 2019	By:	/s/ Benjamin Shaw
		Name:	Benjamin Shaw
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	June 7, 2019	By:	/s/ Christine T. Komola
		Name:	Christine T. Komola
		Title:	EVP and Chief Financial Officer
(Principal Financial Officer)