Form 10-Q
period 2019-06-30
COVETRUS, INC.
filed 2019-08-13
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2019
or
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Registration S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 111,980,178 shares of common stock outstanding as of August 9, 2019.

COVETRUS, INC.

PART I

Item 1. Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2019 (UNAUDITED)
COMBINED BALANCE SHEET AS OF DECEMBER 29, 2018
(In millions, except share amounts)

	June 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$55	$23
Accounts receivable, net of allowance of $7 and $7	458	431
Inventory, net	556	564
Other receivables	61	49
Prepaid expenses and other	42	19
Total current assets	1,172	1,086
Non-current assets:
Property and equipment, net of accumulated depreciation of $85 and $74	100	69
Operating lease right-of-use assets (Note 12)	60	—
Goodwill (Note 5)	2,102	750
Other intangibles, net of accumulated amortization of $297 and $241	717	208
Investments and other	39	120
Total assets	$4,190	$2,233
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$425	$441
Current maturities of long-term debt and other borrowings (Note 11)	32	1
Accrued expenses:
Payroll and related	41	37
Taxes	38	17
Other	138	77
Total current liabilities	674	573
Non-current liabilities:
Long-term debt and other borrowings, net (Note 11)	1,154	24
Deferred taxes	28	16
Other liabilities	74	35
Total liabilities	1,930	648
Commitments and contingencies (Note 8)
Redeemable non-controlling interests (Note 7)	13	92
Shareholders' Equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized as of June 30, 2019; 111,932,491 shares issued and outstanding as of June 30, 2019	1	—
Net parent investment	—	1,576
Accumulated other comprehensive loss (Note 9)	(78)	(83)
Additional paid-in capital	2,357	—
Accumulated deficit	(33)	—
Total shareholders’ equity	2,247	1,493
Total liabilities, redeemable non-controlling interests, and shareholders’ equity	$4,190	$2,233

See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR JUNE 30, 2019
COMBINED STATEMENT OF OPERATIONS FOR JUNE 30, 2018
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net sales (Note 2)	$1,009	$1,005	$1,950	$1,952
Cost of sales	809	822	1,570	1,593
Gross profit	200	183	380	359
Operating expenses:
Selling, general and administrative	205	139	394	282
Restructuring costs	—	6	—	7
Operating income (loss)	(5)	38	(14)	70
Other income (expense):
Interest income	2	1	3	3
Interest expense	(15)	(1)	(26)	(1)
Other, net	13	—	15	—
Income (loss) before taxes and equity in earnings of affiliates	(5)	38	(22)	72
Income tax expense (Note 10)	(5)	(8)	(1)	(14)
Equity in earnings of affiliates	—	1	—	1
Net income (loss)	(10)	31	(23)	59
Less: net loss attributable to redeemable non-controlling interests	—	(2)	—	(8)
Net income (loss) attributable to Covetrus	$(10)	$29	$(23)	$51

Earnings (loss) per share attributable to Covetrus: (Note 4)
Basic	$(0.09)	$0.40	$(0.22)	$0.72
Diluted	$(0.09)	$0.40	$(0.22)	$0.72
Weighted-average common shares outstanding:
Basic	112	71	103	71
Diluted	112	72	103	72
See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR JUNE 30, 2019
COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR JUNE 30, 2018
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income (loss)	$(10)	$31	$(23)	$59
Other comprehensive income (loss), net of tax: (Note 9)
Foreign currency translation gain (loss)	4	(38)	4	(26)
Pension adjustment gain	—	—	1	—
Total other comprehensive income (loss)	4	(38)	5	(26)
Comprehensive income (loss)	(6)	(7)	(18)	33
Comprehensive income (loss) attributable to redeemable non-controlling interests:
Net loss	—	(2)	—	(8)
Foreign currency translation gain (loss)	—	2	(1)	2
Less: comprehensive loss attributable to redeemable non-controlling interests	—	—	(1)	(6)
Comprehensive income (loss) attributable to Covetrus	$(6)	$(7)	$(19)	$27
See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF EQUITY FOR JUNE 30, 2019
COMBINED STATEMENT OF EQUITY FOR JUNE 30, 2018
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2019	111,576,343	$1	$2,396	$(21)	$(82)	$—	$2,294
Net income (loss) (a)	—	—	—	(12)	—	2	(10)
Dividend to Henry Schein	—	—	(21)	—	—	—	(21)
Shares held in escrow expected to be canceled (b)	—	—	(30)	—	—	—	(30)
Net increase (decrease) in parent investment	—	—	—	—	—	(2)	(2)
Exercise of stock options	356,148	—	2	—	—	—	2
Share-based compensation	—	—	10	—	—	—	10
Other comprehensive income	—	—	—	—	4	—	4
Balance at June 30, 2019	111,932,491	$1	$2,357	$(33)	$(78)	$—	$2,247

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 29, 2018	—	$—	$—	$—	$(83)	$1,576	$1,493
Net income (loss) (a)	—	—	—	(33)	—	10	(23)
Dividend to Henry Schein	—	—	(21)	—	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	609	—	—	(609)	1
Issuance of shares in connection with the Acquisition (b)	39,742,089	—	1,772	—	—	—	1,772
Shares held in escrow expected to be canceled (b)	—	—	(30)	—	—	—	(30)
Net increase (decrease) in parent investment	—	—	—	—	—	176	176
Exercise of stock options	496,976	—	2	—	—	—	2
Share-based compensation	—	—	25	—	—	—	25
Other comprehensive income	—	—	—	—	5	—	5
Balance at June 30, 2019	111,932,491	$1	$2,357	$(33)	$(78)	$—	$2,247

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the former parent as it was the sole shareholder prior to February 7, 2019

(b) See discussion in Note 3 - Business Acquisitions
See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF EQUITY FOR JUNE 30, 2019
COMBINED STATEMENT OF EQUITY FOR JUNE 30, 2018 (CONT.)
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2018	—	$—	$—	$—	$(30)	$1,292	$1,262
Net income	—	—	—	—	—	31	31
Net increase (decrease) in parent investment	—	—	—	—	—	252	252
Other comprehensive loss	—	—	—	—	(38)	—	(38)
Balance at June 30, 2018	—	$—	$—	$—	$(68)	$1,575	$1,507

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Retained Earnings/ (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 30, 2017	—	$—	$—	$—	$(42)	$1,299	$1,257
Net income	—	—	—	—	—	59	59
Cumulative impact of adopting new accounting standard - ASC 606	—	—	—	—	—	2	2
Net increase (decrease) in parent investment	—	—	—	—	—	215	215
Other comprehensive loss	—	—	—	—	(26)	—	(26)
Balance at June 30, 2018	—	$—	$—	$—	$(68)	$1,575	$1,507
See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR JUNE 30, 2019
COMBINED STATEMENT OF CASH FLOWS FOR JUNE 30, 2018
(In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(23)	$59
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81	32
Share-based compensation	25	4
Provision (benefit) for deferred income taxes	(9)	2
Gain on affiliate investment	(11)	—
Equity in earnings of affiliates	—	(1)
Amortization of debt issuance costs	3	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(13)	(42)
Inventory, net	21	37
Other assets and liabilities	(77)	(64)
Accounts payable and accrued expenses	6	21
Net cash provided by operating activities	3	48
Cash flows from investing activities:
Purchases of fixed assets	(21)	(13)
Payments related to equity investments and business acquisitions, net of cash acquired	(25)	(5)
Proceeds from sale of fixed assets	1	—
Net cash used in investing activities	(45)	(18)
Cash flows from financing activities:
Proceeds from issuance of debt	1,220	—
Principal payments of debt	(43)	—
Debt issuance costs	(24)	—
Dividend paid to Henry Schein	(1,174)	—
Issuance of common shares in connection with options	3	—
Net transfers from parent	165	351
Distributions to non-controlling shareholders	—	(8)
Acquisitions of non-controlling interests in subsidiaries	(74)	(368)
Net cash provided by (used in) financing activities	73	(25)
Effect of exchange rate changes on cash and cash equivalents	1	(1)
Net change in cash and cash equivalents	32	4
Cash and cash equivalents, beginning of period	23	17
Cash and cash equivalents, end of period	$55	$21
See notes to the consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR JUNE 30, 2019
COMBINED STATEMENT OF CASH FLOWS FOR JUNE 30, 2018 (CONT.)
(In millions) (Unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosures of cash flows information:
Cash paid during the period for:
Interest	$22	$—
Income taxes	$10	$7
See notes to the consolidated and combined financial statements.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

1. Business Overview and Significant Accounting Policies

Business

Covetrus, Inc. (“Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves”) is a global animal health technology and services company dedicated to empowering veterinary practice partners to drive improved health and financial outcomes supporting the companion, equine, and large animal veterinary markets.
On February 7, 2019, Henry Schein, Inc. (“Henry Schein”) completed the spin-off of its animal health business (the “Animal Health Business”) to us, transferring applicable assets, liabilities, and ownership interests (the “Separation”). Concurrently, we liquidated the investment of our sole shareholder, paying a cash dividend of $1.2 billion from loan proceeds and a $361 million share sale to institutional accredited investors (the “Share Sale”). The proceeds from the Share Sale were paid to us and distributed to Henry Schein (the “Distribution”). Subsequent to the Share Sale, Henry Schein distributed, on a pro rata basis, all of the shares of our common stock held by Henry Schein to its stockholders of record as of the close of business on January 17, 2019. We then acquired Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”) in an all-stock transaction (the “Acquisition”).
Immediately following the Share Sale, Distribution, and Acquisition, on a fully diluted basis, (i) approximately 63% of our outstanding common stock was (a) owned by shareholders of Henry Schein and the Share Sale investors, and (b) in respect of certain equity awards held by certain employees of the Animal Health Business, and (ii) approximately 37% was (a) owned by shareholders of Vets First Choice, and (b) in respect of certain equity awards held by certain employees of Vets First Choice. On February 8, 2019, our common stock began regular-way trading under the symbol “CVET” on the Nasdaq Global Select Stock Market.
Basis of Presentation

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) regarding interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying consolidated and combined financial statements include all adjustments, which consist of normal recurring adjustments and transactions or events discretely impacting the interim periods, considered necessary by management to fairly state our results of operations, financial positions, and cash flows. The operating results for interim periods are not necessarily indicative of results that may be expected for any other interim period or for the full year. These consolidated and combined financial statements should be read in conjunction with the audited combined financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates. The most significant estimates include our evaluation of doubtful accounts receivable, inventory reserves, customer returns, goodwill impairment, self-insurance reserves, supplier rebates, fair value of redeemable non-controlling interests, share-based compensation expense, purchase price allocations, and intangible assets acquired.

Principles of Consolidation

The accompanying unaudited consolidated and combined financial statements include the operations of the Company, as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which we have the ability to influence the operating or financial decisions, are accounted for under the equity method.

All 2018 information is presented on a combined basis. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of Henry Schein.The unaudited combined financial statements reflect the combined historical results of operations, financial position, and cash flows of the Animal Health Business as they were historically accounted for in conformity with GAAP. The unaudited combined financial statements include the accounts of the Animal Health Business and its controlled subsidiaries. Investments in unconsolidated affiliates, which are greater than or equal to 20% and less than or equal to 50% owned or investments in unconsolidated affiliates of less than 20% in which the Animal Health Business had the ability to influence the operating or financial decisions, were accounted for under the equity method. All intracompany transactions have been eliminated. All intercompany transactions between the Animal Health Business and Henry Schein have been eliminated in these unaudited combined financial statements as such transactions were deemed to not have occurred between us and Henry Schein.
The unaudited combined financial statements include expense allocations for: (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs; (ii) employee benefits and incentives; and (iii) share-based compensation. These expenses have been allocated to the Animal Health Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net sales, headcount, or other measures of the Animal Health Business and Henry Schein. The Animal Health Business believes the bases on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, the Animal Health Business during the periods presented. The allocations may not, however, reflect the actual expenses that the Animal Health Business would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Animal Health Business had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the Separation, these functions have been performed using our own resources or third-party service providers. For an interim period, however, some of these functions will continue to be provided by Henry Schein under transition services agreements, which are planned to extend for a period of up to 24 months following the closing of the Share Sale and Distribution.

Fiscal Year

During fiscal year 2018, we operated on a 52-53 week basis ending on the last Saturday of December. For fiscal year 2019, we adopted a last day of the calendar year accounting and operating cycle. We made this change on a prospective basis and did not adjust operating results for periods prior to 2019 as the result was not material.

Accounting Pronouncements Adopted

On January 1, 2019, we adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2016-02, “Leases (Topic 842)”, which introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted the new lease standard using the new transition option issued under the amendments in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which allowed us to continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, “Leases”, in the comparative periods presented in the year of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We will recognize those lease payments in the Consolidated Statements of Operations on a straight-line basis over the lease term. The impact of the adoption was an increase to our operating lease assets and liabilities on January 1, 2019 of $67 million. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity. See Note 12 - Leases for further information.

On January 1, 2019, we adopted FASB ASU No. 2017-04, “Intangibles—Goodwill and Other (Topic 350)” (“ASU 2017-04”). ASU 2017-04 eliminates step two from the goodwill impairment test, thereby eliminating the requirement to calculate the implied fair value of a reporting unit. ASU 2017-04 will require us to perform an annual goodwill impairment test by comparing the fair value of the reporting units to the carrying value of those units. If the carrying value exceeds the fair value, we will be required to recognize an impairment charge; however, the impairment charge should not exceed the amount of goodwill allocated to such reporting unit. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

On January 1, 2019, we adopted FASB ASU No. 2018-02, “Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting From the Tax Cuts and Jobs Act of 2017”, which allows the reclassification from accumulated comprehensive income to retained earnings of the income tax effects resulting from the Tax Act. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

On January 1, 2019, we adopted FASB ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by the amendments in this ASU. ASU 2018-15 is effective for public business entities for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of this pronouncement on our consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates our revenue by segment:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2019	2018	2019	2018
North America	$552	$520	$1,049	$1,001
Europe	370	390	731	761
APAC & Emerging Markets	90	98	176	196
Eliminations	(3)	(3)	(6)	(6)
Total	$1,009	$1,005	$1,950	$1,952

Contract Balances

Contract balances represent amounts presented in the consolidated and combined balance sheets when either we have transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The carrying amount of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our allowance for doubtful accounts including historical data, experience, customer types, credit-worthiness, and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed but not billed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to Accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other; and non-current contract assets are included in Investments and other within the consolidated and combined balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of June 30, 2019 and December 29, 2018 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Accrued expenses-other and non-current contract liabilities are included in Other liabilities within the consolidated and combined balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At June 30, 2019 and December 29, 2018, the current portion of contract liabilities of $17 million and $18 million, respectively, was reported in Accrued expenses-other. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2019 were not material.

3. Business Acquisitions

Vets First Choice

On February 7, 2019, we acquired Vets First Choice. See Note 1 - Business Overview and Significant Accounting Policies for further information. During the three and six months ended June 30, 2019, we recorded a measurement period adjustment, which was made to reflect the facts and circumstances in existence as of the acquisition date. This adjustment reflects a reduction to the purchase price of $30 million, offset by a corresponding decrease to goodwill. This measurement period adjustment relates to the expected cancellation of approximately 700,000 Covetrus shares issued to Vets First Choice shareholders that are held in escrow. The estimated consideration and fair value in the tables below have been updated to reflect this measurement period adjustment.

The acquisition date fair value of the consideration transferred consisted of the following:

(In millions, except per share data)	Estimated Consideration
Total Covetrus shares issued to Vets First Choice shareholders (a)	39,041,070
Per share price (in actuals) (b)	$43.05
Total fair value of shares issued to Vets First Choice shareholders	$1,681
Fair value of Vets First Choice replacement stock option awards attributable to pre-acquisition service	62
Vets First Choice debt repaid at close	24
Vets First Choice expenses paid at close	18
Less: Vets First Choice cash used to fund transaction	(9)
Total consideration	$1,776

(a) Amount reflects shares expected to be canceled
(b) Closing price on February 7, 2019, Covetrus shares trading on a when-issued basis (Nasdaq: CVET)

The purchase price was allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The following table summarizes the allocation of the purchase price to the assets acquired and liabilities assumed:

(In millions)	Estimated Fair Value
Fair value of net assets acquired	$14
Goodwill	1,328
Intangible assets	545
Deferred tax liabilities	(111)
Total acquisition cost	$1,776

The size of the Acquisition necessitates use of the one year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to intangible assets and deferred tax liabilities.

We determined the estimated fair value of the identifiable intangible assets after review and consideration of relevant information including discounted cash flow analysis, market data, and management’s estimates. We engaged an independent valuation firm to assist in determining the fair value of the acquired intangible assets. The value attributed to the other identifiable intangible assets included $20 million in trademarks and trade names, $50 million in product formulas, $125 million in customer relationships, and $350 million in developed technologies. These intangible assets are being amortized over a weighted average period of seven years.

The goodwill from this transaction arose as a result of our expected ability to leverage existing and new marketing opportunities across a larger revenue base. The goodwill from this transaction is not deductible for tax purposes.

The following unaudited pro forma financial information presents the results of operations for the three and six months ended June 30, 2019 and 2018, as if the Acquisition had occurred as of December 31, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have actually occurred had the Acquisition been consummated on December 31, 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Net sales	$1,009	$1,056	$1,974	$2,048
Net loss	(10)	(7)	(33)	(20)
Net loss attributable to Covetrus	(10)	(7)	(33)	(20)
Loss per common share:
Basic	$(0.09)	$(0.10)	$(0.32)	$(0.28)
Diluted	$(0.09)	$(0.10)	$(0.32)	$(0.28)

Maravet

On April 24, 2019, we acquired the remaining 50% equity interest in Maravet, an animal health distributor in Romania, for $26 million, which is included in Accrued expenses-other within the consolidated balance sheet. We recognized a gain of $11 million on our previously held equity investment and have preliminarily ascribed $26 million to goodwill and $22 million to identifiable intangible assets based upon estimated fair values at the acquisition date. The purchase price allocation is preliminary and subject to change during the measurement period. The goodwill from this transaction is not deductible for tax purposes.

4. Earnings Per Share

On February 7, 2019, Henry Schein distributed approximately 71 million shares of Covetrus common stock to its shareholders. The computation of basic earnings per common share (“EPS”) for periods prior to the Separation was calculated using the shares distributed by Henry Schein on February 7, 2019. The weighted average number of shares outstanding for diluted EPS for the periods prior to the Separation also include approximately 1 million of diluted common share equivalents for restricted stock and restricted stock units as these share-based awards were previously issued by Henry Schein and outstanding at the time of the Separation and were assumed by Covetrus following the Separation.

Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan (the “Plan”) are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to Covetrus	$(10)	$29	$(23)	$51
Denominator:
Basic
Weighted average common shares outstanding	112	71	103	71
Diluted shares
Effect of dilutive shares (a)	—	1	—	1
Diluted shares	112	72	103	72
Basic earnings (loss) per share	$(0.09)	$0.40	$(0.22)	$0.72
Diluted earnings (loss) per share	$(0.09)	$0.40	$(0.22)	$0.72

(a) Shares from share-based awards are not included for periods in which a net loss occurs because to do so would be anti-dilutive

5. Goodwill

The change in the Goodwill balances by segment for the six months ended June 30, 2019 and for the year ended December 29, 2018 are as follows:

(In millions)	North America (a)	Europe	APAC & Emerging Markets	Total
Balance at December 29, 2018	$529	$172	$49	$750
Foreign currency translation	—	(2)	—	(2)
Goodwill additions	1,284	54	16	1,354
Balance at June 30, 2019	$1,813	$224	$65	$2,102
(a) Includes goodwill adjustment of $30 million related to Vets First Choice - see Note 3 - Business Acquisitions

(In millions)	North America (b)	Europe (b)	APAC & Emerging Markets (b)	Total
Balance at December 30, 2017	$528	$182	$50	$760
Foreign currency translation	(1)	(11)	(1)	(13)
Goodwill additions	2	1	—	3
Balance at December 29, 2018	$529	$172	$49	$750
(b) Recast to conform to 2019 presentation

During the first quarter of 2019, in connection with the Separation and the Acquisition, we made significant changes to our organizational and reporting structure. With these changes, we revised our reportable segments. Goodwill was reallocated to the new reporting segments, and as a result, an impairment assessment was performed. There were no goodwill impairment losses recorded during the six months ended June 30, 2019 or the full year of 2018, and we have no accumulated impairment losses. For further information regarding the segment change, see Note 13 - Segment Data.

6. Fair Value

GAAP defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a fair value hierarchy that distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs), and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs).

We have certain financial assets and liabilities that are not measured at fair value in our consolidated and combined balance sheets but for which we disclose the fair value. Except for Redeemable non-controlling interests, we have no balance sheet items that are measured at fair value on a recurring basis. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

•	Level 1 Unadjusted quoted prices in active markets for identical assets or liabilities that are accessible at the measurement date.

•
Level 2 Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly for indirectly. Level 2 inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 Inputs that are unobservable for the asset or liability.

The following section describes the valuation methodologies that we used to measure different financial instruments at fair value:

Financial assets and liabilities

The carrying amounts reported on the consolidated and combined balance sheets for Cash and cash equivalents, Accounts receivable, Other receivables, Accounts payable, and other current liabilities approximate their fair value due to the short maturity of those instruments.

Investments in affiliates

There are no quoted market prices available for investments in affiliates; however, we believe the carrying amounts are a reasonable estimate of fair value.

Long-term debt

Our long-term debt is classified as a Level 2 instrument. The carrying amount of the term loan (see Note 11 - Debt) approximates fair value given its recent issuance and the underlying interest rate applied to such amounts outstanding is currently reset to market rate on a monthly basis.

Derivative contracts

As of June 30, 2019, we had no outstanding derivative contracts. For the year ended December 29, 2018, we had derivative contracts which were deemed to be immaterial. See Note 15 - Subsequent Events for further details on derivatives.

Redeemable non-controlling interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value based on third-party valuations. The primary factor affecting the fair value of redeemable non-controlling interests is expected earnings. If such earnings are not achieved, the value of the redeemable non-controlling interests might be impacted. The non-controlling interests subject to put options are adjusted to their estimated redemption amounts each reporting period with a corresponding adjustment to Additional paid-in capital. Reductions in the carrying amounts are subject to a “floor” amount that is equal to the fair value of the redeemable non-controlling interests at the time they were originally recorded. The recorded value of the redeemable non-controlling interests cannot go below the floor level. Redeemable non-controlling interests are classified as Level 3 instruments. See Note 7 - Redeemable Non-controlling Interests for further details on the changes in redeemable non-controlling interests.

There were no transfers between levels within the fair value hierarchy and no changes in valuation techniques during the three and six months ended June 30, 2019.

7. Redeemable Non-controlling Interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC 480, “Distinguishing Liabilities from Equity”, is applicable for non-controlling interests where we are, or may be, required to purchase all or a portion of the outstanding interest in a subsidiary from the non-controlling interest holder under the terms of a put option contained in contractual agreements. The components of the change in redeemable non-controlling interests for the six months ended June 30, 2019 and the year ended December 29, 2018 are presented in the following table:

	June 30,	December 29,
(In millions)	2019	2018
Balance at beginning of period	$92	$367
Decrease in redeemable non-controlling interests due to redemptions	(74)	(383)
Increase in redeemable non-controlling interests due to business acquisitions	—	6
Net income attributable to redeemable non-controlling interests	—	7
Dividends paid	—	(10)
Effect of foreign currency translation gain (loss) attributable to redeemable non-controlling interests	1	(2)
Change in fair value of redeemable non-controlling interests	(6)	107
Balance at end of period	$13	$92

8. Commitments and Contingencies

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. We do not believe it is reasonably possible that these existing loss contingencies, individually or in the aggregate, would have a material adverse affect on our financial position, results of operations, or liquidity. No material accrued loss contingencies were recorded as of June 30, 2019.

9. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP, as such amounts are recorded directly as an adjustment to total equity. Our comprehensive income (loss) is primarily comprised of net income (loss), foreign currency translation gain (loss), and pension adjustment gain.

The following table presents accumulated other comprehensive loss, net of applicable taxes, as of:

	June 30,	December 29,
(In millions)	2019	2018
Attributable to redeemable non-controlling interests:
Foreign currency translation adjustment	$1	$1
Attributable to Covetrus:
Foreign currency translation loss	(79)	(83)
Pension adjustment gain	1	—
Accumulated other comprehensive loss	(78)	(83)
Total accumulated other comprehensive loss	$(77)	$(82)

The following table presents the changes in accumulated other comprehensive income (loss) by component, as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Net income (loss)	$(23)	$59
Foreign currency translation gain (loss), net of tax	4	(26)
Pension adjustment gain, net of tax	1	—
Comprehensive income (loss)	$(18)	$33

During the six months ended June 30, 2019 and 2018, we recognized, as a component of comprehensive income (loss), a foreign currency translation gain of $4 million and a foreign currency translation loss of $26 million due to changes in foreign exchange rates during the periods. The consolidated and combined financial statements are reported in U.S. dollars. Fluctuations in the value of foreign currencies as compared to U.S. dollars may have a significant impact on comprehensive income (loss).

The following table presents the components of total comprehensive income (loss), net of applicable taxes, as follows:

	Six Months Ended June 30,
(In millions)	2019	2018
Comprehensive income (loss) attributable to Covetrus	$(19)	$27
Comprehensive loss attributable to redeemable non-controlling interests	1	6
Comprehensive income (loss)	$(18)	$33

10. Income Taxes

The provision for income taxes for the three months ended June 30, 2019 was an expense of $5 million on a loss before taxes of $5 million for a consolidated effective tax rate of (100.0)%. The provision for income taxes for the six months ended June 30, 2019 was an expense of $1 million on a loss before taxes of $22 million for a consolidated effective tax rate of (4.5)%.

The provision for income taxes for the three months ended June 30, 2018 was an expense of $8 million on income before taxes of $38 million for a consolidated effective tax rate of 21.1%. The provision for income taxes for the six months ended June 30, 2018 was an expense of $14 million on income before taxes of $72 million for a consolidated effective tax rate of 19.4%.

The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 30, 2019 and 2018 primarily relates to non-deductible stock compensation expense and the federal tax impact of international operations included as Global Intangible Low-Taxed Income (“GILTI”) and limitations on the ability to utilize associated foreign tax credits.

11. Debt

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a five year term (the “Credit Facility”). The Credit Facility includes a $1.2 billion term loan, which was primarily used to pay a dividend to Henry Schein, and a $300 million revolving line of credit for working capital and general corporate purposes that includes up to $35 million for the issuance of letters of credit. Subject to certain conditions, we may borrow at least an additional $265 million. We paid approximately $24 million of debt issuance costs, which we deferred and amortize on an effective yield basis to interest expense. We issued approximately $28 million in letters of credit, reducing the borrowing capacity of the revolving line of credit to $272 million at June 30, 2019. There were no borrowings from the revolving line of credit as of June 30, 2019.

The term loan and revolving line of credit bear interest on a floating rate basis at our option and incur fees as follows:

•LIBOR (ranging from 1 month to 12 months) subject to a floor of 0.00%

–	plus a margin ranging from 1.25% to 2.25% per annum based on our leverage ratio at the end of the prior quarter.
•Alternative base rate subject to a floor of 1.00%

–	plus a margin ranging from 0.25% to 1.25% per annum based on our leverage ratio at the end of the prior quarter.
•Unused capacity under the revolving line of credit loan incurs a fee ranging from 0.175% to 0.350% per annum based on our leverage ratio at the end of the prior quarter.
•Additionally, customary letter of credit fees, as well as fronting fees, are incurred for letters of credit outstanding.

Through June 30, 2019, the spreads on LIBOR and alternative base rate borrowings were held constant at 2.00% and 1.00%, respectively, for both the term loan and revolving line of credit. The commitment fee for the revolving line of credit was held constant at 0.30%.

Starting March 31, 2020, the term loan amortizes in quarterly installments equal to 5.00% per annum of the initial borrowed amount and requires full payment at maturity of all amounts owed. No amortizing payments are required for the revolving line of credit, however all amounts owed are due at maturity. We have the option to prepay both the term loan and revolving line of credit without penalty, subject to certain conditions. Mandatory prepayments are required in an amount equal to the net cash proceeds of (i) certain assets sales, (ii) certain debt offerings, and (iii) certain insurance recovery and condemnation events. In addition, if the aggregate balance of loans outstanding exceeds the lender's commitments made to the revolving line of credit at any time, then the amount of such excess is required to be prepaid.

The Credit Facility limits or restricts our ability to: incur additional indebtedness; make dividends and other restricted payments; incur additional liens; consolidate, merge, sell, or otherwise dispose of all or substantially all assets; make investments; transfer or sell assets; enter into restrictive agreements; change the nature of the business; and enter into certain transactions with affiliates. Starting April 1, 2019, we were required to maintain a leverage ratio of less than 5.50:1.00. The leverage ratio covenant decreases annually, down to 3.75:1.00 in 2022. We must also maintain a net interest coverage ratio of no less than 3.00:1.00 at the end of each quarter. We were in compliance with all financial covenants as of and for the period ended June 30, 2019.

The Credit Facility is guaranteed by Covetrus, the subsidiary borrower, and its subsidiary guarantors. We have pledged substantially all tangible and intangible assets, as well as our ownership interests in certain subsidiary companies, in support of the Credit Facility.

As of June 30, 2019, we had total debt of $1.2 billion, offset by $21 million of unamortized deferred debt issuance costs. For the three and six months ended June 30, we recognized $15 million and $26 million, respectively, in interest expense.

12. Leases

We have office space, warehouse facilities, vehicles, and equipment under non-cancelable operating leases with third parties. The leases have remaining lease terms of one year to eight years. Leases with an initial term of 12 months or less are not recognized on the balance sheet. We recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Rent expense charged to operations under operating leases during the three and six months ended June 30, 2019 was $6 million and $12 million, respectively. Variable rent and short-term lease expenses were not material.

The following table presents the lease balances within the consolidated balance sheet and other supplemental information related to our leases as of June 30, 2019:

(In millions, except lease terms and discount rates)	June 30, 2019
Operating Leases:
Operating lease right-of-use assets, net	$60
Accrued expenses, other	$20
Other liabilities	42
Total operating lease liabilities	$62
Finance Leases:
Property and equipment, net	$1
Current maturities of long-term debt and other borrowings	$—
Long-term debt and other borrowings, net	1
Total finance lease liabilities	$1
Weighted-average remaining lease term:
Operating leases	4.1 years
Finance leases	3.1 years
Weighted-average discount rate:
Operating leases	3.6%
Finance leases	10.1%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Six Months Ended
(In millions)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6	$12
Right-of-use assets obtained in exchange for new operating lease liabilities	$4	$71
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1

The following table presents the maturity of our operating lease liabilities as of June 30, 2019:

(In millions)	Operating Leases
2019 (remaining 6 months)	$12
2020	19
2021	14
2022	9
2023	5
Thereafter	8
Total minimum lease payments	67
Less: amount representing interest	(5)
Present value of net minimum lease payments	62
Less: current portion of operating lease obligation	(20)
Long-term operating lease obligation	$42

As of June 30, 2019, we had additional operating leases which have not yet commenced, related to our new corporate headquarters and pharmacy of $128 million. These operating leases are expected to commence in fiscal year 2020 with lease terms of 13 to 20 years.

13. Segment Data

In connection with the Separation and the Acquisition, we made significant changes to our organizational management and reporting structure. As a result, we revised our reportable segments to reflect how the chief operating decision maker (the chief executive officer) (the “CODM”) currently reviews financial information and makes operating decisions. This resulted in a change in the operating segments from (i) supply chain, and (ii) technology and value-added services to (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. While the historical business was focused on driving growth through specific product and service offerings to its customers, the Separation and the Acquisition allowed for the integration of the different products and service offerings, along with prescription management, data analytics, and insights through veterinary practice management software, into one multi-channel veterinary platform. We will focus on delivering the integrated platform of products and services to our customers on a geographical basis.

During the three months ended June 30, 2019, our CODM began evaluating segment profit (loss) solely based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). In the prior period, our CODM was using both operating income and Adjusted EBITDA for measurement purposes, thus operating income was presented as it most closely reflected the measurement principle applied to our consolidated and combined financial statements. We do not allocate to our segments certain items managed at the corporate level. All intersegment balances and transactions have been eliminated in consolidation.

The following tables reflects the segment recast for the prior-year period and reconciles Adjusted EBITDA for reportable segments to consolidated net income (loss):

	At and For the Three Months Ended June 30, 2019
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$552	$370	$90	$—	$(3)	$1,009
Adjusted EBITDA	$43	$19	$4	$(13)	$—	$53
Total assets	$3,265	$797	$191	$872	$(935)	$4,190

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(10)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						14
Plus: Income tax expense						5
Earnings before interest, taxes, depreciation, and amortization						50
Plus: Share-based compensation						10
Plus: Formation of Covetrus						6
Plus: IT infrastructure						2
Plus: Other (income) expense items						(15)
Adjusted EBITDA						$53

	At and For the Three Months Ended June 30, 2018
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$520	$390	$98	$—	$(3)	$1,005
Adjusted EBITDA	$45	$22	$5	$(10)	$—	$62
Total assets	$1,356	$681	$199	$14	$(4)	$2,246

Reconciliation of Net Income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$29
Plus: Depreciation and amortization						16
Plus: Interest expense, net						1
Plus: Income tax expense						8
Earnings before interest, taxes, depreciation, and amortization						54
Plus: Share-based compensation						2
Plus: Restructuring costs						6
Adjusted EBITDA						$62

	For the Six Months Ended June 30, 2019
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,049	$731	$176	$—	$(6)	$1,950
Adjusted EBITDA	$78	$35	$8	$(15)	$—	$106

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(23)
Plus: Depreciation and amortization						71
Plus: Interest expense, net						25
Plus: Income tax expense						1
Earnings before interest, taxes, depreciation, and amortization						74
Plus: Share-based compensation						25
Plus: Formation of Covetrus						15
Plus: Carve-out operating expenses						5
Plus: IT infrastructure						2
Plus: Other (income) expense items						(15)
Adjusted EBITDA						106

	For the Six Months Ended June 30, 2018
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,001	$761	$196	$—	$(6)	$1,952
Adjusted EBITDA	$79	$39	$10	$(18)	$—	$110

Reconciliation of Net Income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$51
Plus: Depreciation and amortization						33
Plus: Interest expense, net						1
Plus: Income tax expense						14
Earnings before interest, taxes, depreciation, and amortization						99
Plus: Share-based compensation						4
Plus: Restructuring costs						7
Adjusted EBITDA						$110

14. Share-Based Compensation

In connection with the Separation and the Acquisition, all outstanding restricted stock awards, restricted stock units, and stock options were exchanged for economically equivalent awards of Covetrus. Restricted stock awards and restricted stock units of 327,447 and stock options of 3,914,694 were issued in connection with the exchange.

We issue options to purchase common stock, shares of restricted stock, and restricted stock units under the Plan. The Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights, other share-based awards, and cash awards. Awards issued under the Plan may not have a term greater than 10 years from the date of grant and generally vest ratably over a three-year period.

We utilize the Black-Scholes option pricing model to determine the fair value of options granted and have elected the accrual method for recognizing compensation costs. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by the share price and a number of assumptions, including expected volatility, expected life, risk-free interest rate, and expected dividends.

During the three and six months ended June 30, 2019, we granted 713,389 and 1,089,672, respectively, of restricted stock awards and restricted stock units, and 201,648 and 980,954, respectively, of stock options with a weighted average fair value of $10.47 and $12.24 per share, respectively, determined using the Black-Scholes option pricing model. For the three and six months ended June 30, 2019, we recorded share-based compensation expense of $10 million and $25 million, respectively, in connection with share-based payment awards.

15. Subsequent Events

To manage interest rate risk, in July and early August 2019 we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. We entered into these interest rate swap contracts to adjust the amount of our total debt that is subject to variable interest rates by effectively fixing the borrowing rates on floating rate debt. Our interest rate swap contracts mature in July 2021.

In accordance with the agreements between Henry Schein and us governing the Distribution, on July 16, 2019, we and Henry Schein agreed upon the post-closing adjustment as provided for in such agreements, and on July 23, 2019, we paid an additional $40 million to Henry Schein. We recorded the $40 million in Accounts payable as of June 30, 2019. This represents the repayment of $19 million in additional working capital Henry Schein provided us in February 2019 and a $21 million reduction in Additional paid-in capital representing an adjustment to the $1.1 billion dividend paid in February 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q” or “Report”), and in particular, this management’s discussion and analysis of financial condition and results of operations, contain forward looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals, and our expectations concerning our market position, accounting pronouncements, litigation, seasonality of our business, leases, interest expense and debt, and sufficiency of cash. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated and combined financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 29, 2018, filed with the Securities and Exchange Commission, or SEC, on March 29, 2019 (the “Form 10-K”). In this Item, “we,” “us,” “our,” “Covetrus,” and the “Company” refer to Covetrus, Inc. and its consolidated subsidiaries, collectively.
These forward-looking statements reflect our current expectations regarding future events, results, or outcomes. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and in Item 1A of the Form 10-K.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward- looking statements.

Overview

We are a global, technology-enabled animal health business with a comprehensive service and technology platform and supply chain infrastructure dedicated to supporting the companion, equine, and large animal veterinary markets. We have combined the complementary capabilities of the Animal Health Business previously operated by Henry Schein and Vets First Choice, bringing together leading practice management software and supply chain businesses with a platform approach based on technology-driven insights, designed to promote connectivity between veterinarians and owners of pets, horses, or large animals who purchase products or services from veterinarians. Linking the power of insight and analytics, client engagement, practice management software, and supply chain expertise into a multi-channel platform, we believe our innovative approach will support the delivery of improved veterinary care while driving increased demand for our products and services.

Segments

Effective during the first quarter of 2019, in connection with the combination noted above, we made changes to our organizational and reporting structure. As a result of these changes, we revised our reportable segments. For additional information on the changes in reportable segments, see Note 13 - Segment Data of our unaudited consolidated and combined financial statements. The periods presented in this Form 10-Q are reported on a comparable basis. We provided recast historical segment information reflecting these changes in a Form 8-K dated May 7, 2019.

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase large animal health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of large animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns (for example, droughts or seasons of higher precipitation that determine how long cattle will graze), which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Restructuring

On July 9, 2018, Henry Schein announced a company-wide initiative to further rationalize operations and provide expense efficiencies. In conjunction with this initiative, the Animal Health Business eliminated 142 positions and recorded restructuring costs of $6 million and $7 million, respectively, during the three and six months ended June 30, 2018. The costs associated with this restructuring are included in a separate line item, Restructuring costs, within the Combined Statement of Operations.

Results of Operations

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
Net sales	$1,009	$1,005	$4	0.4%	$1,950	$1,952	$(2)	(0.1)%
Cost of sales	809	822	(13)	(1.6)	1,570	1,593	(23)	(1.4)
Gross profit	200	183	17	9.3	380	359	21	5.8
Operating expenses:
Selling, general and administrative	205	139	66	47.5	394	282	112	39.7
Restructuring costs	—	6	(6)	(100.0)	—	7	(7)	(100.0)
Operating income (loss)	$(5)	$38	$(43)	(113.2)%	$(14)	$70	$(84)	(120.0)%

Net income (loss)	$(10)	$31	$(41)	(132.3)%	$(23)	$59	$(82)	(139.0)%
Net income (loss) attributable to Covetrus	$(10)	$29	$(39)	(134.5)%	$(23)	$51	$(74)	(145.1)%

Net sales of $1,009 million and $1,950 million for the three and six months ended June 30, 2019, respectively, were constant relative to the three and six months ended June 30, 2018, with the acquisition of Vets First Choice and underlying organic growth in certain markets offset by unfavorable foreign currency exchange, the loss of a customer in North America, the loss of a manufacturer relationship in APAC & Emerging Markets, and general market weakness in North America and, for the three months ended June 30, 2019, Brexit-related disruption in the United Kingdom (“U.K.”).

Operating loss of $5 million for the three months ended June 30, 2019 and $14 million for the six months ended June 30, 2019 compared to operating income of $38 million and $70 million for the three and six months ended June 30, 2018, respectively. The year-over-year decline was primarily due to the acquisition of Vets First Choice, both because of increased amortization of intangibles created in the acquisition and its operating losses in both the three and six months ended June 30, 2019, and the initial costs associated with the formation of Covetrus.

Net loss attributable to Covetrus was $10 million and $23 million for the three and six months ended June 30, 2019, respectively, compared to net income of $29 million and $51 million for the three and six months ended June 30, 2018, respectively. Net loss was impacted by the same items that impacted operating losses as well as the increase in interest expense associated with the debt incurred to form Covetrus, partially offset by a gain on the acquisition of Maravet (see Note 3 - Business Acquisitions for further information).

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
North America	$552	$520	$32	6.2%	$1,049	$1,001	$48	4.8%
Europe	370	390	(20)	(5.1)	731	761	(30)	(3.9)
APAC & Emerging Markets	90	98	(8)	(8.2)	176	196	(20)	(10.2)
Eliminations	(3)	(3)	—	—	(6)	(6)	—	—
Total	$1,009	$1,005	$4	0.4%	$1,950	$1,952	$(2)	(0.1)%

Net sales for the three months ended June 30, 2019 were constant relative to the three months ended June 30, 2018 due to the the acquisition of Vets First Choice offset by $31 million in unfavorable foreign exchange movements, driven largely by the U.S. dollar further strengthening against the British pound, Euro, and Australian dollar, the loss of a customer in North America, the loss of a manufacturer relationship in APAC & Emerging Markets, general market weakness in North America, and Brexit-related disruption in the U.K. The drivers by segment are detailed below:

•
Net sales in North America increased $32 million during the three months ended June 30, 2019, due to the Vets First Choice acquisition in 2019 (see Note 3 - Business Acquisitions for further information), partially offset by a decrease in supply chain sales. Included in the supply chain sales decline was the effect of certain products moving from core to agency basis and the loss of a specific customer which in total represented $36 million, as well as general market weakness tied to a slowing number of patient visits to veterinary clinics and increased alternatives for pet owners to obtain goods and services outside of our channel. We expect these trends to continue for the remainder of 2019.

•
Net sales in Europe decreased $20 million during the three months ended June 30, 2019, primarily due to unfavorable foreign currency exchange of $24 million and Brexit-related disruption in our U.K. business during the second quarter, partially offset by organic growth in most of our other markets in the region as well as the acquisition of Maravet during the second quarter of 2019. We believe Brexit-related disruptions could continue to affect our European business for the remainder of 2019.

•
Net sales in APAC & Emerging Markets decreased $8 million during the three months ended June 30, 2019, primarily due to unfavorable foreign currency exchange of $7 million, and the negative impact to sales from the loss of a local manufacturer relationship, which offset continued growth in the number of customers served and the strength of our software business.

Net sales for the six months ended June 30, 2019 were constant relative to the six months ended June 30, 2018 due to the acquisition of Vets First Choice and underlying organic growth offset by $69 million in unfavorable foreign exchange movements, driven largely by the U.S. dollar further strengthening against the British pound, Euro, and Australian dollar, the effect of changes in products moving from core to agency and the loss of a customer in North America, the loss of a manufacturer relationship in APAC & Emerging Markets, and general market weakness in North America. The drivers by segment are detailed below:

•
Net sales in North America increased $48 million during the six months ended June 30, 2019, due to the acquisition of Vets First Choice in February 2019, partially offset by a decrease in supply chain sales. Included in the supply chain sales decline was the effect of certain products moving from core to agency basis and the loss of a specific customer which in total represented $58 million.

•
Net sales in Europe decreased $30 million during the six months ended June 30, 2019, primarily due to unfavorable foreign exchange of $53 million, partially offset by an increase in net sales denominated in local currencies as well as the acquisition of Maravet during the second quarter of 2019.

•
Net sales in APAC & Emerging Markets decreased $20 million during the six months ended June 30, 2019, primarily due to unfavorable foreign exchange rates of $17 million and the negative impact to sales from the loss of a local manufacturer relationship, which offset continued growth in the number of customers served and the strength of our software business.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	June 30, 2019	Gross Margin %	June 30, 2018	Gross Margin %	Increase/ (Decrease)	% Change
North America	$126	22.8%	$105	20.2%	$21	20.0%
Europe	57	15.4	60	15.4	(3)	(5.0)
APAC & Emerging Markets	17	18.9	18	18.4	(1)	(5.6)
Total	$200	19.8%	$183	18.2%	$17	9.3%

During the three months ended June 30, 2019, gross profit increased $17 million or 9.3% compared to the three months ended June 30, 2018. Total gross profit margin was 19.8%, an increase of 160 basis points. The increase in gross profit was largely driven by the Vets First Choice acquisition, partially offset by unfavorable foreign exchange driven by strengthening of the U.S. dollar against the British pound, Euro, and Australian dollar. The drivers of the increase in our gross profit are further detailed below by segment:

•
Gross profit for North America increased $21 million during the three months ended June 30, 2019, primarily due to the acquisition of Vets First Choice of $26 million. Gross profit margin increased 260 basis points to 22.8% during the three months ended June 30, 2019 due to the addition of the higher margin Vets First Choice business and the loss of a lower margin supply chain customer.

•
Gross profit for Europe decreased $3 million during the three months ended June 30, 2019, primarily due to unfavorable foreign exchange of $4 million, partially offset by the acquisition of Maravet. Gross profit margin held steady at 15.4% year-over-year.

•	Gross profit for APAC & Emerging Markets decreased $1 million during the three months ended June 30, 2019, primarily due to unfavorable foreign exchange.

	Six Months Ended
(In millions)	June 30, 2019	Gross Margin %	June 30, 2018	Gross Margin %	Increase/ (Decrease)	% Change
North America	$234	22.3%	205	20.5%	$29	14.1%
Europe	112	15.3	118	15.5	(6)	(5.1)
APAC & Emerging Markets	34	19.3	36	18.4	(2)	(5.6)
Total	$380	19.5%	$359	18.4%	$21	5.8%

During the six months ended June 30, 2019, gross profit increased $21 million or 5.8% compared to the six months ended June 30, 2018. Total gross profit margin was 19.5%, an increase of 110 basis points. The increase in gross profit was largely driven by the acquisition of Vets First Choice and our strategy to grow our higher-margin proprietary brands, which was partially offset by margin pressure from industry consolidation in certain of our markets and unfavorable foreign exchange. The drivers of the increase in our gross profit are further detailed below by segment:

•
Gross profit for North America increased $29 million during the six months ended June 30, 2019, primarily due to the acquisition of Vets First Choice in February 2019. Gross profit margin increased 180 basis points to 22.3% during the six months ended June 30, 2019 due to the addition of the higher margin Vets First Choice business and the loss of a lower margin supply chain customer.

•
Gross profit for Europe decreased $6 million in the six months ended June 30, 2019, primarily due to unfavorable foreign exchange of $8 million partially offset by the acquisition of Maravet. Gross profit margin was essentially flat year-over-year.

•	Gross profit for APAC & Emerging Markets decreased $2 million during the six months ended June 30, 2019, primarily due to unfavorable foreign exchange of $3 million partially offset by organic growth.

Selling, General and Administrative

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change	June 30, 2019	June 30, 2018	Increase/ (Decrease)	% Change
North America	$134	$71	$63	88.7%	$235	$142	$93	65.5%
Europe	45	43	2	4.7	89	89	—	—
APAC & Emerging Markets	15	14	1	7.1	29	29	—	—
Corporate	11	11	—	—	41	22	19	86.4
Total	$205	$139	$66	47.5%	$394	$282	$112	39.7%

During the three months ended June 30, 2019, selling, general and administrative expense increased $66 million compared to the three months ended June 30, 2018. The increase is due to the acquisition of Vets First Choice (including $22 million of intangible amortization expense), $8 million due to an increase in share-based compensation expense, and $6 million in expenses related to the formation of the Company. During the three months ended June 30, 2019, share-based compensation was allocated from Corporate to the respective segments.

During the six months ended June 30, 2019, selling, general and administrative expense increased $112 million compared to the six months ended June 30, 2018. Within North America, the increase is due to the acquisition of Vets First Choice (including $34 million of intangible amortization expense), $15 million due to an increase in share-based compensation expense, partially offset by a net reduction of other costs of $3 million. Selling, general and administrative expenses in Corporate grew $19 million primarily due to $15 million in expenses related to the formation of the Company and $3 million due to an increase in share-based compensation expense.

Income tax provision

The provision for income taxes for the three months ended June 30, 2019 was an expense of $5 million on a loss before income taxes of $5 million for a consolidated effective tax rate of (100.0)%. The difference between our consolidated effective tax rate for the three months ended June 30, 2019 and the three months ended March 31, 2019 primarily related to our change in projected pre-tax income and the resulting effect on the distribution of income by jurisdiction which results in changes to our annualized effective tax rate.

The provision for income taxes for the six months ended June 30, 2019 was an expense of $1 million on a loss before income taxes of $22 million for a consolidated effective tax rate of (4.5)%. The difference between our effective tax rate and the federal statutory tax rate for the six months ended June 30, 2019 and 2018 primarily related to non-deductible share-based compensation expense, the federal tax impact of the international operations included as GILTI, and limitations on the ability to utilize associated foreign tax credits.

Liquidity, Capital Resources, and Plan of Operations

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under the Credit Facility. For discussion of the Credit Facility, see Note 11 - Debt included in Part I — Item 1. Consolidated and Combined Financial Statements of this Form 10-Q for additional information. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Working capital requirements, which can be substantial and susceptible to fluctuations during the year due to seasonal demands, generally result from sales growth, inventory purchase patterns driven by sales activity, special inventory forward buy-in opportunities and our business's desired level of inventory, and payment terms for receivables and payables. In addition, we expect that our general and administrative expenses will increase over the near term due to additional operational and reporting costs associated with the formation of Covetrus. Similarly, we anticipate significant interest expense over the near term related to debt service on the Credit Facility. We also expect to incur additional expenditures in the foreseeable future in connection with the following:

•expansion of global sales and marketing efforts;
•increase of our pharmaceutical operations capacity;
•international development;

•equity investment and business acquisitions we may fund from time to time;
•capital investment in current and future facilities; and
•pursuing and maintaining appropriate regulatory clearances, approvals for existing products, and any new products that may be developed.

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity needs over the next 12 months through use of our approximately $55 million in unrestricted cash and cash equivalents, cash flow from operations, and access to available funds by borrowing against the Credit Facility. Our decisions as to the use of available liquidity will be based upon our continuing review of the funding needs for our business, optimizing the allocation of cash resources, and timing of cash flow generation. Longer term, should we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions could adversely impact our ability to do so.

Cash and Cash Equivalents

As of June 30, 2019, we had Cash and cash equivalents of approximately $55 million in our bank accounts globally and a de minimus amount in restricted cash allocated to self-insurance deposits.
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Checks outstanding in excess of funds on deposit were reclassified as Accounts payable as of June 30, 2019.
Cash Flows and Working Capital
The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
(In millions)	June 30, 2019	June 30, 2018	Increase/ (Decrease)
Net cash provided by operating activities	$3	$48	$(45)
Net cash used in investing activities	(45)	(18)	(27)
Net cash provided by (used in) financing activities	73	(25)	98
Total	$31	$5	$26

Cash inflows and outflows from changes in operating activities

For the six months ended June 30, 2019, net cash provided by operating activities decreased $45 million over the six months ended June 30, 2018 primarily due to a decrease in results from operations and growth in working capital.

Cash inflows and outflows from changes in investing activities

For the six months ended June 30, 2019, net cash used in investing activities increased over the six months ended June 30, 2018 primarily due to $25 million equity investments and business acquisitions, net of cash acquired, along with a slight increase in capital spending for fixed assets, offset by proceeds from the sale of fixed assets.

Cash inflows and outflows from changes in financing activities

For the six months ended June 30, 2019, net cash provided by financing activities increased over the six months ended June 30, 2018 primarily from debt issuance proceeds of $1.2 billion, net of $24 million debt issuance costs, and $165 million funding provided by Henry Schein to the Animal Health Business for transactions related to the formation of Covetrus, partially offset by $1.2 billion paid as a dividend to Henry Schein, along with a $74 million reimbursement to Henry Schein for acquisition of non-controlling interests in joint ventures, and $24 million of debt principal payments related to Henry Schein Animal Health debt.

Contractual Obligations

We did not have any material changes in our contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.

Off-Balance Sheet Arrangements

During the second quarter of 2019, we entered into approximately $28 million in standby letters of credit that primarily guarantee our performance under a business acquisition transaction as well as support our obligations related to our insurance programs. As of June 30, 2019, we had $2.8 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in Item 7 of our Annual Report on Form 10-K for the year ended December 29, 2018. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 - Business Overview and Significant Accounting Policies included in Part I — Item 1. Consolidated and Combined Financial Statements in this Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies included in Part I — Item 1. Financial Statements in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of June 30, 2019, entered into hedging arrangements. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instrument transactions for foreign currency speculative purposes.

As of June 30, 2019, a hypothetical 5% fluctuation in local currencies where we conduct our business vis-à-vis the U.S. dollar would have resulted in a change of $8 million in annualized operating income.

Interest Rate Risk

At June 30, 2019, we had variable-rate borrowings of $1.2 billion under the Credit Facility. Increases in the underlying interest rate elections we make will negatively affect interest expense, while decreases to the underlying interest rates will have a positive influence on our interest expense. We periodically review the projected borrowings under the Credit Facility and the current interest rate environment. As of June 30, 2019, we had no outstanding derivative contracts or hedging arrangements for managing interest rate risks.

As of June 30, 2019, a uniform hypothetical 1% fluctuation up or down in the underlying interest rate elected by us for the Credit Facility outstanding balance would have resulted in a change of $12 million in annualized interest expense.

In July and early August 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. See Note 15 - Subsequent Events for further details on derivatives.

The market risk resulting from interest rate fluctuations will not be entirely eliminated by us entering into such hedging transactions.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this quarterly report as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on this evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of June 30, 2019 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

PART II

Item 1. Legal Proceedings

From time to time, we may become a party to certain legal proceedings, including, without limitation, product liability claims, employment matters, commercial disputes, governmental inquiries and investigations (which may in some cases involve our entering into settlement arrangements or consent decrees), and other matters arising out of the ordinary course of our business. While the results of any legal proceeding cannot be predicted with certainty, in our opinion, none of our pending matters are currently anticipated to have a material adverse effect on our consolidated financial position, liquidity, or results of operations.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Form 10-K and Part II, Item 1A of our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K (“Other Quarterly Reports”), which could materially affect our business, financial condition, or future results. There have been no material changes to the risk factors disclosed in the Form 10-K. The risks described herein, in the Form 10-K, and in Other Quarterly Reports, are not the only risks faced by us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations and cash flows.

Item 6. Exhibits

Exhibit Number	Exhibit Description

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith
** Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	August 13, 2019	By:	/s/ Benjamin Shaw
		Name:	Benjamin Shaw
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	August 13, 2019	By:	/s/ Christine T. Komola
		Name:	Christine T. Komola
		Title:	EVP and Chief Financial Officer
(Principal Financial Officer)