Form 10-Q
period 2019-09-30
COVETRUS, INC.
filed 2019-11-12
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2019
or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to _____________
Commission File Number: 001-38794
COVETRUS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	83-1448706
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
7 Custom House Street
Portland, ME 04101
Tel: (888) 280-2221

(Address, including Zip Code, and Telephone Number, including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, par value $0.01 per share	CVET	NASDAQ Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant had 112,122,608 shares of common stock outstanding as of November 8, 2019.

COVETRUS, INC.

PART I

Item 1. Consolidated and Combined Financial Statements

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2019 (UNAUDITED)
COMBINED BALANCE SHEET AS OF DECEMBER 29, 2018
(In millions, except share amounts)

	September 30, 2019	December 29, 2018
ASSETS
Current assets:
Cash and cash equivalents	$68	$23
Accounts receivable, net of allowance of $7 and $7	466	431
Inventory, net	598	564
Other receivables	77	49
Prepaid expenses and other	35	19
Total current assets	1,244	1,086
Non-current assets:
Property and equipment, net of accumulated depreciation of $90 and $74	104	69
Operating lease right-of-use assets, net (Note 13)	75	—
Goodwill (Note 5)	1,156	750
Other intangibles, net (Note 5)	679	208
Investments and other	70	120
Total assets	$3,328	$2,233
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483	$441
Current maturities of long-term debt and other borrowings (Note 11)	47	1
Accrued expenses:
Payroll and related	51	37
Taxes	26	17
Other	144	77
Total current liabilities	751	573
Non-current liabilities:
Long-term debt and other borrowings, net (Note 11)	1,141	24
Deferred taxes	11	16
Other liabilities	86	35
Total liabilities	1,989	648
Commitments and contingencies (Note 8)
Redeemable non-controlling interests (Note 7)	10	92
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized as of September 30, 2019; 112,054,273 shares issued and outstanding as of September 30, 2019	1	—
Net parent investment	—	1,576
Accumulated other comprehensive loss (Note 9)	(102)	(83)
Additional paid-in capital	2,369	—
Accumulated deficit	(939)	—
Total shareholders’ equity	1,329	1,493
Total liabilities, redeemable non-controlling interests, and shareholders’ equity	$3,328	$2,233

See notes to consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS FOR SEPTEMBER 30, 2019
COMBINED STATEMENT OF OPERATIONS FOR SEPTEMBER 30, 2018
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net sales (Note 2)	$1,018	$923	$2,968	$2,875
Cost of sales	821	757	2,391	2,350
Gross profit	197	166	577	525
Operating expenses:
Selling, general and administrative	216	132	610	413
Restructuring costs	—	—	—	8
Goodwill impairment (Note 5)	939	—	939	—
Operating (loss) income	(958)	34	(972)	104
Other income (expense):
Interest income	1	1	4	4
Interest expense	(16)	—	(42)	(2)
Other, net	4	—	18	1
(Loss) income before taxes and equity in earnings of affiliates	(969)	35	(992)	107
Income tax benefit (expense) (Note 10)	60	(19)	60	(33)
Equity in earnings of affiliates	—	—	—	1
Net (loss) income	(909)	16	(932)	75
Less: net loss (income) attributable to redeemable non-controlling interests	3	—	3	(8)
Net (loss) income attributable to Covetrus	$(906)	$16	$(929)	$67

(Loss) earnings per share attributable to Covetrus: (Note 4)
Basic	$(8.09)	$0.22	$(8.76)	$0.94
Diluted	$(8.09)	$0.22	$(8.76)	$0.94
Weighted average common shares outstanding:
Basic	112	71	106	71
Diluted	112	72	106	72
See notes to consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR SEPTEMBER 30, 2019
COMBINED STATEMENT OF COMPREHENSIVE INCOME (LOSS) FOR SEPTEMBER 30, 2018
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net (loss) income	$(909)	$16	$(932)	$75
Other comprehensive (loss) income, net of tax: (Note 9)
Foreign currency translation loss	(22)	(5)	(18)	(31)
Unrealized loss on derivative instruments	(2)	—	(2)	—
Pension adjustment gain	—	—	1	—
Total other comprehensive loss	(24)	(5)	(19)	(31)
Comprehensive (loss) income	(933)	11	(951)	44
Comprehensive loss (income) attributable to redeemable non-controlling interests:
Net loss (income)	3	—	3	(8)
Foreign currency translation (gain) loss	—	—	(1)	2
Less: comprehensive loss (income) attributable to redeemable non-controlling interests	3	—	2	(6)
Comprehensive (loss) income attributable to Covetrus	$(930)	$11	$(949)	$38
See notes to consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF EQUITY FOR SEPTEMBER 30, 2019
COMBINED STATEMENT OF EQUITY FOR SEPTEMBER 30, 2018
(In millions, except share amounts) (Unaudited)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2019	111,932,491	$1	$2,357	$(33)	$(78)	$—	$2,247
Net loss attributable to Covetrus	—	—	—	(906)	—	—	(906)
Exercise of stock options	121,782	—	2	—	—	—	2
Share-based compensation	—	—	10	—	—	—	10
Other comprehensive loss	—	—	—	—	(24)	—	(24)
Balance at September 30, 2019	112,054,273	$1	$2,369	$(939)	$(102)	$—	$1,329

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 29, 2018	—	$—	$—	$—	$(83)	$1,576	$1,493
Net (loss) income attributable to Covetrus (a)	—	—	—	(939)	—	10	(929)
Dividend to Henry Schein	—	—	(21)	—	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	609	—	—	(609)	1
Issuance of shares in connection with the Acquisition (b)	39,742,089	—	1,772	—	—	—	1,772
Shares held in escrow expected to be canceled (b)	—	—	(30)	—	—	—	(30)
Net increase in parent investment	—	—	—	—	—	176	176
Exercise of stock options	618,758	—	4	—	—	—	4
Share-based compensation	—	—	35	—	—	—	35
Other comprehensive loss	—	—	—	—	(19)	—	(19)
Balance at September 30, 2019	112,054,273	$1	$2,369	$(939)	$(102)	$—	$1,329

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the former parent as it was the sole shareholder prior to February 7, 2019
(b) See discussion in Note 3 - Business Acquisitions
See notes to consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF EQUITY FOR SEPTEMBER 30, 2019
COMBINED STATEMENT OF EQUITY FOR SEPTEMBER 30, 2018 (CONT.)
(In millions, except share amounts) (Unaudited)

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2018	—	$—	$—	$—	$(68)	$1,609	$1,541
Net income attributable to Covetrus	—	—	—	—	—	16	16
Net increase in parent investment	—	—	—	—	—	4	4
Other comprehensive loss	—	—	—	—	(5)	—	(5)
Balance at September 30, 2018	—	$—	$—	$—	$(73)	$1,629	$1,556

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 30, 2017	—	$—	$—	$—	$(42)	$1,299	$1,257
Net income attributable to Covetrus	—	—	—	—	—	67	67
Cumulative impact of adopting new accounting standard - ASC 606	—	—	—	—	—	3	3
Net increase in parent investment	—	—	—	—	—	260	260
Other comprehensive loss	—	—	—	—	(31)	—	(31)
Balance at September 30, 2018	—	$—	$—	$—	$(73)	$1,629	$1,556
See notes to consolidated and combined financial statements.

COVETRUS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS FOR SEPTEMBER 30, 2019
COMBINED STATEMENT OF CASH FLOWS FOR SEPTEMBER 30, 2018
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(932)	$75
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	113	49
Amortization of right-of-use assets	16	—
Goodwill impairment	939	—
Share-based compensation	35	6
(Benefit) provision for deferred income taxes	(72)	1
Equity in earnings of affiliates	—	(1)
Other	(3)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(25)	(13)
Inventory, net	(23)	25
Other assets and liabilities	(36)	(52)
Accounts payable and accrued expenses	21	(28)
Net cash provided by operating activities	33	62
Cash flows from investing activities:
Purchases of property and equipment	(30)	(15)
Payments related to equity investments and business acquisitions, net of cash acquired	(26)	(8)
Net cash used for investing activities	(56)	(23)
Cash flows from financing activities:
Proceeds from issuance of debt	1,220	—
Principal payments of debt	(43)	(2)
Debt issuance costs	(24)	—
Dividend paid to Henry Schein	(1,174)	—
Issuance of common shares in connection with options	4	—
Net transfers from parent	165	359
Distributions to non-controlling shareholders	—	(10)
Maravet acquisition payment	(9)	—
Acquisitions of non-controlling interests in subsidiaries	(74)	(380)
Net cash provided by (used for) financing activities	65	(33)
Effect of exchange rate changes on cash and cash equivalents	3	(1)
Net change in cash and cash equivalents	45	5
Cash and cash equivalents, beginning of period	23	17
Cash and cash equivalents, end of period	$68	$22
Supplemental disclosure of cash paid for:
Interest	$35	$—
Income taxes	$16	$7
See notes to consolidated and combined financial statements.

COVETRUS, INC.

NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(Unaudited)

1. Business Overview and Significant Accounting Policies

Business

Covetrus, Inc. (“Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves”) is a global animal-health technology and services company dedicated to empowering veterinary practice partners to drive improved health and financial outcomes supporting the companion, equine, and large animal veterinary markets.
On February 7, 2019, Henry Schein, Inc. (“Henry Schein”) completed the spin-off of its animal-health business (the “Animal Health Business”) and transferred the applicable assets, liabilities, and ownership interests to us (the “Separation”). At the same time, we liquidated the investment of our sole shareholder, paid a cash dividend of $1.2 billion from loan proceeds, and sold $361 million in shares to institutional accredited investors (the “Share Sale”). The proceeds from the Share Sale were paid to us and distributed to Henry Schein (the “Distribution”). Subsequent to the Share Sale, Henry Schein distributed, on a pro rata basis, all of the shares of our common stock held by Henry Schein to its stockholders of record as of the close of business on January 17, 2019. We then acquired Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”) in an all-stock transaction (the “Acquisition”).
Immediately following the Share Sale, Distribution, and Acquisition, on a fully diluted basis, (i) approximately 63% of our outstanding common stock was owned by (a) shareholders of Henry Schein and the Share Sale investors, and (b) certain employees of the Animal Health Business who held certain equity awards, and (ii) approximately 37% was owned by (a) shareholders of Vets First Choice, and (b) certain employees of Vets First Choice who held certain equity awards. On February 8, 2019, our common stock began regular-way trading under the symbol “CVET” on the Nasdaq Global Select Stock Market.
Basis of Presentation

We prepared the accompanying unaudited consolidated and combined financial statements in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”).

In our opinion, the accompanying consolidated and combined financial statements reflect all recurring adjustments and transactions necessary for a fair statement of our financial position, results of operations, and cash flows for the interim periods presented. Such operating results are not necessarily indicative of annual or future results. These consolidated and combined financial statements and notes thereto should be read in conjunction with the audited combined financial statements and notes thereto included in our Annual Report on Form 10-K for the fiscal year ended December 29, 2018 filed with the SEC.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates. The most significant estimates include our evaluation of doubtful accounts receivable, inventory reserves, customer returns, goodwill impairment, self-insurance reserves, supplier rebates, fair value of redeemable non-controlling interests, share-based compensation expense, purchase price allocations, and intangible assets acquired.

Principles of Consolidation

The accompanying unaudited consolidated and combined financial statements include the operations of the Company, as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated affiliates, which are 20% to 50% owned, or investments of less than 20% in which we have the ability to influence the operating or financial decisions, are accounted for under the equity method.

All 2018 information is presented on a combined basis. The unaudited combined financial statements have been derived from the consolidated financial statements and accounting records of Henry Schein. The unaudited combined financial statements reflect

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

the combined historical results of operations, financial position, and cash flows of the Animal Health Business as they were historically accounted for in conformity with GAAP. The unaudited combined financial statements include the accounts of the Animal Health Business and its controlled subsidiaries. Investments in unconsolidated affiliates, which are 20% to 50% owned, or investments of less than 20% in which the Animal Health Business had the ability to influence the operating or financial decisions, were accounted for under the equity method. All intracompany transactions have been eliminated. All intercompany transactions between the Animal Health Business and Henry Schein have been eliminated in these unaudited combined financial statements as such transactions were deemed to not have occurred between us and Henry Schein.
The unaudited combined financial statements include expense allocations for (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs, (ii) employee benefits and incentives, and (iii) share-based compensation. These expenses have been allocated to the Animal Health Business on the basis of direct usage when identifiable, with the remainder allocated on a pro rata basis of net sales, headcount, or other measures of the Animal Health Business and Henry Schein. The Animal Health Business believes the bases on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, the Animal Health Business during the periods presented. The allocations may not, however, reflect the actual expenses that the Animal Health Business would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Animal Health Business had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the Separation, these functions have been performed using our own resources or third-party service providers. For an interim period, however, some of these functions will continue to be provided by Henry Schein under transition services agreements, which are planned to extend for a period of up to 24 months following the closing of the Share Sale and Distribution.

Fiscal Year

During fiscal year 2018, we operated on a 52-53-week basis ending on the last Saturday of December. For fiscal year 2019, we adopted a last day of the calendar year accounting and operating cycle. We made this change on a prospective basis and did not adjust operating results for periods prior to 2019 as the result was not material.

Accounting Pronouncements Adopted

As of January 1, 2019, we adopted the following Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board (“FASB”):

•
ASU No. 2016-02, “Leases (Topic 842)”, introduces the balance sheet recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. We adopted the new lease standard using the transition option issued under the amendments in ASU No. 2018-11, “Leases (Topic 842): Targeted Improvements”, which allowed us to continue to apply the legacy guidance in Accounting Standards Codification (“ASC”) 840, “Leases”, in the comparative periods presented in the year of adoption. We elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed us to carry forward the historical lease classification. We made an accounting policy election to keep leases with an initial term of 12 months or less off of the balance sheet. We recognize those lease payments in the consolidated statement of operations on a straight-line basis over the lease term. The impact of the adoption was an increase to our operating lease assets and liabilities on January 1, 2019 of $67 million. The initial recognition of the right-of-use asset and lease liability represented a non-cash activity. See Note 13 - Leases.

•
ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (“ASU 2017-04”), eliminates step two from the quantitative goodwill impairment test. Under this guidance, annual or interim goodwill impairment testing is performed by comparing the fair value of the reporting units to the carrying value of those units. If the carrying value exceeds the fair value, an impairment charge is recognized, not to exceed the amount of goodwill allocated to each reporting unit. See Note 5 - Goodwill and Intangible Assets, Net and Note 6 - Fair Value for information about our interim impairment test performed during the three months ended September 30, 2019.

•
ASU No. 2018-02, “Treatment of Stranded Tax Effects in Accumulated Other Comprehensive Income Resulting from the Tax Cuts and Jobs Act of 2017”, allows the reclassification of the income tax effects resulting from the Tax Cuts and Jobs Act of 2017 ("Tax Act") from accumulated comprehensive income to retained earnings. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

•
ASU No. 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (“ASU 2018-07”), expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 simplifies the accounting for share-based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

As of July 1, 2019, we early adopted the following ASUs issued by the FASB:

•
ASU No. 2018-15, “Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”), aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal use software license). The adoption did not have a material impact on our consolidated financial statements and related disclosures.

•
ASU No. 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement” (“ASU 2018-13”), removed, modified, and added disclosure requirements for fair value assets and liabilities. The adoption did not have a material impact on our consolidated financial statements and related disclosures.

2. Revenue from Contracts with Customers

Disaggregation of Revenue

The following table disaggregates our revenue by segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
North America	$543	$479	$1,592	$1,479
Europe	384	351	1,114	1,113
APAC & Emerging Markets	94	95	270	291
Eliminations	(3)	(2)	(8)	(8)
Total net sales	$1,018	$923	$2,968	$2,875

Contract Balances

Contract balances represent amounts presented in the consolidated and combined balance sheets when we have either transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The carrying amount of accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that will not be collected. In addition to reviewing delinquent accounts receivable, we consider many factors in estimating our allowance for doubtful accounts including historical data, experience, customer types, creditworthiness, and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to Accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other and non-current contract assets are included in Investments and other within the consolidated and combined balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of September 30, 2019 and December 29, 2018 were not material.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Accrued expenses - Other and non-current contract liabilities are included in Other liabilities within the consolidated and combined balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. At September 30, 2019 and December 29, 2018, the current portion of contract liabilities of $26 million and $18 million, respectively, were reported in Accrued expenses - Other. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of September 30, 2019, were not material.

3. Business Acquisitions

Vets First Choice

On February 7, 2019, we acquired Vets First Choice. See Note 1 - Business Overview and Significant Accounting Policies. During the three months ended June 30, 2019, we recorded a measurement period adjustment, which was made to reflect the facts and circumstances in existence as of the acquisition date. This adjustment reflects a reduction to the purchase price of $30 million, offset by a corresponding decrease to goodwill. This measurement period adjustment relates to the expected cancellation of approximately 700,000 Covetrus shares issued to Vets First Choice shareholders that are held in escrow. The estimated consideration and fair value in the tables below have been updated to reflect this measurement period adjustment.

The acquisition date fair value of the consideration transferred consisted of the following:

(In millions, except share and per share data)	Estimated Consideration
Total Covetrus shares issued to Vets First Choice shareholders (a)	39,041,070
Per share price (in actuals) (b)	$43.05
Total fair value of shares issued to Vets First Choice shareholders	$1,681
Fair value of Vets First Choice replacement stock option awards attributable to pre-acquisition service	62
Vets First Choice debt repaid at close	24
Vets First Choice expenses paid at close	18
Less: Vets First Choice cash used to fund transaction	(9)
Total consideration	$1,776

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

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

The size of the Acquisition necessitates use of the one-year measurement period to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date, including, but not limited to intangible assets and deferred tax liabilities.

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

The goodwill from this transaction arose as a result of our expected ability to leverage existing and new marketing opportunities across a larger revenue base. The goodwill from this transaction is not deductible for tax purposes. See Note 5 - Goodwill and Other Intangible Assets, Net.

The following unaudited pro forma financial information presents the results of operations for the three and nine months ended September 30, 2019 and 2018, as if the Acquisition had occurred as of December 31, 2017. The unaudited pro forma results reflect certain adjustments for items that are not expected to have a continuing impact, such as adjustments for transaction costs incurred, management fees, and purchase accounting. The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have occurred had the Acquisition been consummated on December 31, 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2019	2018	2019	2018
Net sales	$1,018	$976	$2,992	$3,024
Net loss	$(909)	$(23)	$(942)	$(43)
Net loss attributable to Covetrus	$(906)	$(23)	$(939)	$(43)
Loss per common share attributable to Covetrus:
Basic	$(8.09)	$(0.32)	$(8.85)	$(0.61)
Diluted	$(8.09)	$(0.32)	$(8.85)	$(0.61)

Maravet S.A.

On April 24, 2019, we acquired the remaining 50% equity interest in Maravet S.A. ("Maravet"), an animal-health distributor in Romania, for $26 million, and as of September 30, 2019, we have $17 million related to this acquisition included in Accrued expenses - Other within the consolidated balance sheet. We recognized a gain of $11 million on our previously held equity investment and have preliminarily ascribed $26 million to goodwill and $22 million to identifiable intangible assets based upon estimated fair values at the acquisition date. The purchase price allocation is preliminary and subject to change during the measurement period. The goodwill from this transaction is not deductible for tax purposes. See Note 5 - Goodwill and Other Intangible Assets, Net.

During the three months ended September 30, 2019, we completed an acquisition in Europe which was not material to our financial statements.

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

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

stock awards, restricted stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan (the “Plan”) are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2019	2018	2019	2018
Numerator:
Net (loss) income attributable to Covetrus	$(906)	$16	$(929)	$67
Denominator:
Basic
Weighted average common shares outstanding	112	71	106	71
Diluted shares
Effect of dilutive shares (a)	—	1	—	1
Diluted shares	112	72	106	72
(Loss) earnings per share attributable to Covetrus:
Basic	$(8.09)	$0.22	$(8.76)	$0.94
Diluted	$(8.09)	$0.22	$(8.76)	$0.94

(a) Shares from share-based awards are not included for periods with a net loss because they would be anti-dilutive

5. Goodwill and Other Intangible Assets, Net

Goodwill

During the first quarter of 2019, in connection with the Separation and the Acquisition, we made significant changes to our organizational and reporting structure. With these changes, we revised our reportable segments. Goodwill was reallocated to the new reporting segments. See Note 14 - Segment Data.

In August 2019, we released our results for the three and six months ended June 30, 2019, which failed to meet expectations, and included a downward revision to our previously provided full year guidance for the year ended December 31, 2019. We experienced a sustained decline in our share price and a resulting decrease in our market capitalization. These events triggered an interim impairment review as of August 31, 2019. We tested for goodwill impairment by quantitatively comparing the fair values of our reporting units to their carrying amounts. See Note 6 - Fair Value.

Based on our analysis, we determined that the carrying value of our reporting units exceeded their fair values so we recorded a non-tax-deductible goodwill impairment charge totaling $939 million, which was included within the consolidated statement of operations for the three and nine months ended September 30, 2019.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

The change in the Goodwill balances by segment for the nine months ended September 30, 2019 and for the year ended December 29, 2018 were as follows:

(In millions)	North America	Europe	APAC & Emerging Markets	Total
Balance at December 30, 2017 (a)	$528	$182	$50	$760
Foreign currency translation	(1)	(11)	(1)	(13)
Goodwill additions	2	1	—	3
Balance at December 29, 2018 (a)	529	172	49	750
Foreign currency translation	—	(8)	(1)	(9)
Goodwill additions (b)	1,284	54	16	1,354
Goodwill impairment	(657)	(218)	(64)	(939)
Balance at September 30, 2019	$1,156	$—	$—	$1,156

Accumulated impairment at September 30, 2019	$(657)	$(218)	$(64)	$(939)

(a) Recast to conform to 2019 presentation (b) Includes goodwill adjustment of $30 million related to Vets First Choice - see Note 3 - Business Acquisitions

There were no accumulated impairment charges at December 29, 2018.

Other Intangible Assets, Net

We periodically review our long-lived assets for indications of impairment and to determine if the carrying value is recoverable and exceeds fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of undiscounted cash flows expected as a result from use and eventual disposition of the asset.

Because an interim goodwill assessment was completed, we also performed an interim assessment of long-lived assets as of August 31, 2019. The results of our analysis indicated that the long-lived assets were recoverable as of the assessment date and did not require further impairment review.

Other intangible assets, net includes customer lists, non-compete arrangements, patents, product development, and trademarks. The following table presents the balances within the consolidated and combined balance sheet as of:

(In millions)	September 30, 2019	December 29, 2018
Gross definite-lived intangible assets	$1,007	$449
Less: Accumulated amortization	(328)	(241)
Net definite-lived intangible assets	$679	$208

The following table presents our amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2019	2018	2019	2018
Amortization expense	$34	$12	$93	$37

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

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our consolidated and combined balance sheets but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

•	Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

•
Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability

•	Level 3 - Unobservable inputs for the asset or liability

There were no transfers between levels within the fair value hierarchy and no changes in valuation techniques during the three and nine months ended September 30, 2019.

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

Derivative Contracts

Our derivatives at September 30, 2019 consist of five over-the-counter interest rate swap contracts which are not traded through an exchange. Accordingly, our interest rate swaps are classified as Level 2 instruments. We use widely accepted valuation tools to determine fair value, such as discounting cash flows to calculate a present value for the derivatives. These instruments are carried at fair value as of September 30, 2019. See Note 12 - Derivatives and Financial Instruments.

For the year ended December 29, 2018, we had derivative contracts that were deemed to be immaterial.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to property and equipment, right-of-use assets, intangible assets, and goodwill. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. At August 31, 2019, assets measured at fair value on a nonrecurring basis consisted of goodwill. The fair value measurement of goodwill was measured using third-party valuation models and was determined using both the market approach and income approach, which includes discounted expected cash flows. As the discounted cash flows include unobservable inputs that were significant to the fair value measurement, the fair value was classified as a Level 3 measurement within the fair value hierarchy. See Note 5 - Goodwill and Other Intangible Assets, Net.

Assets and Liabilities that are not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the consolidated and combined balance sheets for Cash and cash equivalents, Accounts receivable, Other receivables, Accounts payable, and Accrued expenses approximate their fair value due to the short maturity of those instruments.

Investments in Affiliates

There are no quoted market prices available for investments in affiliates, however, we believe the carrying amounts are a reasonable estimate of fair value.

Long-term Debt

Our Long-term debt is classified as a Level 2 instrument. The carrying amount of the term loan approximates fair value given its recent issuance and the underlying interest rate applied to such amounts outstanding is currently reset to market rate on a monthly basis. See Note 11 - Debt.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

7. Redeemable Non-controlling Interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities at fair value. ASC 480, “Distinguishing Liabilities from Equity,” is applicable for non-controlling interests where we are, or may be, required to purchase all or a portion of the outstanding interest in a subsidiary from the non-controlling interest holder under the terms of a put option contained in contractual agreements. The following table presents the components of change and balances of Redeemable non-controlling interests within the consolidated and combined balance sheet as follows:

(In millions)	Nine Months Ended September 30, 2019	Year Ended December 29, 2018
Balance at beginning of period	$92	$367
Decrease in redeemable non-controlling interests due to redemptions	(74)	(383)
Increase in redeemable non-controlling interests due to business acquisitions	—	6
Net (loss) income attributable to redeemable non-controlling interests	(3)	7
Dividends paid	—	(10)
Effect of foreign currency translation gain (loss) attributable to redeemable non-controlling interests	1	(2)
Change in fair value of redeemable non-controlling interests	(6)	107
Balance at end of period	$10	$92

8. Commitments and Contingencies

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material accrued loss contingencies were recorded as of September 30, 2019.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Company, Henry Schein, Inc., our former Chief Executive Officer and President, and our Chief Financial Officer (“Defendants”). The complaint alleges that Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 by making allegedly false and misleading statements, and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. We intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

9. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP; as such amounts are recorded directly as an adjustment to total equity. Our comprehensive income (loss) is primarily comprised of net income (loss), foreign currency translation gain (loss), unrealized gain (loss) on derivative instruments, and pension adjustment gain.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

The following table presents Accumulated other comprehensive income (loss) ("AOCI"), net of applicable taxes, as of:

	September 30,	December 29,
(In millions)	2019	2018
Attributable to redeemable non-controlling interests:
Foreign currency translation adjustment	$—	$1
Attributable to Covetrus:
Foreign currency translation loss	(101)	(83)
Unrealized loss on derivative instruments	(2)	—
Pension adjustment gain	1	—
Accumulated other comprehensive loss	(102)	(83)
Total accumulated other comprehensive loss	$(102)	$(82)

The following table presents the changes in AOCI by component, net of applicable taxes:

	Nine Months Ended September 30,
(In millions)	2019	2018
Net (loss) income	$(932)	$75
Foreign currency translation loss	(18)	(31)
Unrealized loss on derivative instruments	(2)	—
Pension adjustment gain	1	—
Comprehensive (loss) income	$(951)	$44

We recognized foreign currency translation losses as a component of comprehensive income due to changes in foreign exchange rates from the beginning of the period to the end of the period. The consolidated and combined financial statements are denominated in the U.S. dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. dollar may have a significant impact on Comprehensive income (loss). See Note 12 - Derivatives and Financial Instruments.

The tax effect on accumulated unrealized losses on derivative instruments and unrealized gains on pensions was immaterial as of September 30, 2019.

The following table presents the components of total comprehensive income (loss), net of applicable taxes:

	Nine Months Ended September 30,
(In millions)	2019	2018
Comprehensive (loss) income attributable to Covetrus	$(949)	$38
Comprehensive (loss) income attributable to redeemable non-controlling interests	(2)	6
Comprehensive (loss) income	$(951)	$44

10. Income Taxes

Income tax benefit for the three months ended September 30, 2019 was $60 million on a loss before taxes of $969 million for a consolidated effective tax rate of 6.2%. Income tax benefit for the nine months ended September 30, 2019 was $60 million on a loss before taxes of $992 million for a consolidated effective tax rate of 6.0%.

Income tax expense for the three months ended September 30, 2018 was $19 million on income before taxes of $35 million for a consolidated effective tax rate of 54.3%. Income tax expense for the nine months ended September 30, 2018 was $33 million on income before taxes of $107 million for a consolidated effective tax rate of 30.8%.

The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2019 and 2018 primarily relates to the goodwill impairment recorded discretely in the three months ended September 30, 2019, as well as non-deductible stock compensation expense, the federal tax impact of international operations included as Global Intangible Low-Taxed Income (“GILTI”), and limitations on the ability to utilize associated foreign tax credits.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

11. Debt

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a five-year term (the “Credit Facility”). The Credit Facility includes a $1.2 billion term loan, which was primarily used to pay a dividend to Henry Schein, and a $300 million revolving line of credit for working capital and general corporate purposes that includes up to $35 million for the issuance of letters of credit. Subject to certain conditions, we may borrow at least an additional $265 million. We paid $24 million of debt issuance costs, which we deferred and amortize on an effective yield basis to interest expense. We issued $19 million in letters of credit, reducing the borrowing capacity of the revolving line of credit to $281 million at September 30, 2019. There were no borrowings from the revolving line of credit as of September 30, 2019.

The term loan and revolving line of credit bear interest on a floating rate basis at our option and incur fees as follows:

•LIBOR (ranging from 1 month to 12 months) subject to a floor of 0.00%

–	plus a margin ranging from 1.25% to 2.25% per annum based on our leverage ratio at the end of the prior quarter.
•Alternative base rate subject to a floor of 1.00%

–	plus a margin ranging from 0.25% to 1.25% per annum based on our leverage ratio at the end of the prior quarter.

•	Unused capacity under the revolving line of credit loan incurs a fee ranging from 0.175% to 0.350% per annum based on our leverage ratio at the end of the prior quarter.
•Additionally, customary letter of credit fees, as well as fronting fees, are incurred for letters of credit outstanding.

Through September 30, 2019, the spreads on LIBOR and alternative base rate borrowings were held constant at 2.00% and 1.00%, respectively, for both the term loan and revolving line of credit. The commitment fee for the revolving line of credit was held constant at 0.30%.

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

The Credit Facility limits or restricts our ability to (i) incur additional indebtedness, (ii) make dividends and other restricted payments, (iii) incur additional liens, (iv) consolidate, merge, sell, or otherwise dispose of all or substantially all assets, (v) make investments, (vi) transfer or sell assets, (vii) enter into restrictive agreements, (viii) change the nature of the business, and (ix) enter into certain transactions with affiliates. Starting April 1, 2019, we were required to maintain a leverage ratio of less than 5.50:1.00. The leverage ratio covenant decreases annually, down to 3.75:1.00 in 2022. We must also maintain a net interest coverage ratio of no less than 3.00:1.00 at the end of each quarter. We were in compliance with all financial covenants as of and for the three months ended September 30, 2019.

The Credit Facility is guaranteed by Covetrus, the subsidiary borrower, and its subsidiary guarantors. We have pledged substantially all tangible and intangible assets, as well as our ownership interests in certain subsidiary companies, in support of the Credit Facility.

As of September 30, 2019, we had total debt of $1.2 billion, offset by $20 million of unamortized deferred debt issuance costs. For the three and nine months ended September 30, 2019, we recognized $16 million and $42 million, respectively, in interest expense.

12. Derivatives and Financial Instruments

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from cash flow variability and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.
In July and August 2019, we executed interest rate swap contracts with two-year terms and notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

contracts adjust the amount of our total debt that is subject to variable interest rates by effectively fixing the borrowing rates on our floating rate debt discussed in Note 11 - Debt.
The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
(In millions)	Balance Sheet Location	September 30, 2019	December 29, 2018
Cash Flow Hedging Instruments:
Interest rate swap contracts	Other liabilities	$2	$—

We test the effectiveness of interest rate hedges quarterly by applying a hypothetical derivative method using regression analysis.
Since our hedging contracts are deemed highly effective as of September 30, 2019, hedge gains and losses were initially reported as a component of other comprehensive income and subsequently recorded in the consolidated statement of operations when the hedged exposure was recognized. The effect of cash flow hedges on Other comprehensive (loss) income was as follows:

	Amount of Loss
(In millions)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash Flow Hedging Instruments:
Losses recognized in Other comprehensive (loss) income	$(2)	$(2)

During the three months ended September 30, 2019, immaterial gains were reclassified out of Other comprehensive (loss) income into Interest expense within the consolidated statement of operations. The net amount of deferred gains on cash flow hedges that are expected to be reclassified from AOCI into Interest expense within the next twelve months is not material.

13. Leases

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

Rent expense charged to operations under operating leases during the three and nine months ended September 30, 2019 was $6 million and $18 million, respectively. Variable rent and short-term lease expenses were not material.

The following table presents the lease balances within the consolidated balance sheet and other supplemental information related to our operating leases as of:

(In millions, except lease terms and discount rates)	September 30, 2019
Operating Leases:
Operating lease right-of-use assets, net	$75
Accrued expenses, other	$19
Other liabilities	58
Total operating lease liabilities	$77

Weighted average remaining lease term	6.0 years

Weighted average discount rate	3.7%

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of operating lease liabilities	$6	$18
Right-of-use assets obtained in exchange for new operating lease liabilities	$20	$91

The following table presents the maturity of our operating lease liabilities as of September 30, 2019:

(In millions)	Operating Leases
2019 (remainder of year)	$6
2020	21
2021	17
2022	10
2023	8
Thereafter	25
Total minimum lease payments	87
Less: amount representing interest	(10)
Present value of net minimum lease payments	77
Less: current portion of operating lease obligation	(19)
Long-term operating lease obligation	$58

As of September 30, 2019, we had additional operating leases of $131 million, which have not yet commenced, related to our new corporate headquarters and full-service veterinary pharmacy in Maine and compounding pharmacy in Arizona. These operating leases are expected to commence in fiscal year 2020 with lease terms of 13 to 20 years.

Financing lease balances as of September 30, 2019 and December 29, 2018 were not material.

14. Segment Data

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

During the second quarter of 2019, our CODM began evaluating segment profit (loss) solely based on adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”). In the prior period, our CODM was using both operating income and Adjusted EBITDA for measurement purposes, thus operating income was presented as it most closely reflected the measurement principle applied to our consolidated and combined financial statements. We do not allocate certain items managed at the corporate level to our segments. All intersegment balances and transactions have been eliminated in consolidation.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

The following tables reflects the segment recast for the prior-year period and reconciles Adjusted EBITDA for reportable segments to consolidated net income (loss) attributable to Covetrus:

	At and For the Three Months Ended September 30, 2019
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$543	$384	$94	$—	$(3)	$1,018
Adjusted EBITDA	$39	$15	$5	$(10)	$—	$49
Total assets	$2,848	$622	$121	$1,108	$(1,371)	$3,328

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(906)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						16
Less: Income tax benefit						(60)
Earnings before interest, taxes, depreciation and amortization						(909)
Plus: Share-based compensation						10
Plus: Formation of Covetrus						14
Plus: IT infrastructure						2
Plus: Goodwill impairment						939
Less: Minority interest in goodwill impairment						(3)
Less: Other income items						(4)
Adjusted EBITDA						$49

	At and For the Three Months Ended September 30, 2018
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$479	$351	$95	$—	$(2)	$923
Adjusted EBITDA	$42	$16	$5	$(10)	$—	$53
Total assets	$1,310	$688	$196	$12	$(4)	$2,202

Reconciliation of Net Income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$16
Plus: Depreciation and amortization						16
Plus: Income tax expense						19
Earnings before interest, taxes, depreciation and amortization						51
Plus: Share-based compensation						$2
Adjusted EBITDA						$53

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

	For the Nine Months Ended September 30, 2019
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,592	$1,114	$270	$—	$(8)	$2,968
Adjusted EBITDA	$117	$50	$14	$(27)	$—	$154

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(929)
Plus: Depreciation and amortization						113
Plus: Interest expense, net						41
Less: Income tax benefit						(60)
Earnings before interest, taxes, depreciation and amortization						(835)
Plus: Share-based compensation						35
Plus: Formation of Covetrus						27
Plus: Carve-out operating expenses						5
Plus: IT infrastructure						4
Plus: Goodwill impairment						939
Less: Minority interest in goodwill impairment						(3)
Less: Other income items						(18)
Adjusted EBITDA						$154

	For the Nine Months Ended September 30, 2018
(In millions)	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,479	$1,113	$291	$—	$(8)	$2,875
Adjusted EBITDA	$121	$56	$16	$(29)	$—	$164

Reconciliation of Net Income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$67
Plus: Depreciation and amortization						49
Plus: Interest expense, net						1
Plus: Income tax expense						33
Earnings before interest, taxes, depreciation and amortization						150
Plus: Share-based compensation						6
Plus: Restructuring costs						8
Adjusted EBITDA						$164

15. Share-based Compensation

In connection with the Separation and the Acquisition, all outstanding restricted stock awards, restricted stock units, and stock options were exchanged for economically equivalent awards of Covetrus. Restricted stock awards and restricted stock units of 327,447 and stock options of 3,914,694 were issued in connection with the exchange.

We currently issue shares of restricted stock, restricted stock units, and options to purchase common stock under the Plan. The Plan provides for the grant of incentive stock options, non-qualified stock options, stock awards, stock units, stock appreciation rights, other share-based awards, and cash awards. Awards issued under the Plan may not have a term greater than 10 years from the date of grant and generally vest ratably over a three-year period.

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (CONT.)

We utilize the Black-Scholes option pricing model to determine the fair value of options granted and have elected the accrual method for recognizing compensation costs. The fair value of share-based payment awards calculated using the Black-Scholes model varies based on share price, award exercise price, stock volatility, expected term, risk free interest rate, expected dividends, and the assumptions used in determining these variables.

During the three and nine months ended September 30, 2019, we granted 166,467 and 1,256,139, respectively, of restricted stock awards and restricted stock units, and 22,540 and 1,003,494, respectively, of stock options with a weighted average fair value of $8.21 and $12.15 per share, respectively, determined using the Black-Scholes option pricing model. For the three and nine months ended September 30, 2019, we recorded share-based compensation expense of $10 million and $35 million, respectively, in connection with share-based payment awards.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This Quarterly Report on Form 10-Q (“Form 10-Q” or “Report”), and in particular, this management’s discussion and analysis of financial condition and results of operations, contains forward looking statements within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties. These forward-looking statements include, without limitation, statements regarding our industry, business strategy, plans, goals, and our expectations concerning our market position, accounting pronouncements, litigation, seasonality of our business, leases, expenses, interest expense and debt, and sufficiency of cash. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited consolidated and combined financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our combined financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 29, 2018, filed with the SEC on March 29, 2019 (the “Form 10-K”). In this Item, “we,” “us,” “our,” “Covetrus,” and the “Company” refer to Covetrus, Inc. and its consolidated subsidiaries, collectively.
These forward-looking statements reflect our current expectations regarding future events, results, or outcomes. Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give you no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and in Item 1A - Risk Factors of the Form 10-K.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

Overview

We are a global, technology-enabled animal-health business with a comprehensive service and technology platform and supply chain infrastructure dedicated to supporting the companion, equine, and large animal veterinary markets. We have combined the complementary capabilities of the Animal Health Business previously operated by Henry Schein and Vets First Choice, bringing together leading practice management software and supply chain businesses with a platform approach based on technology-driven insights, designed to promote connectivity between veterinarians and owners of pets, horses, or large animals who purchase products or services from veterinarians. Linking the power of insight and analytics, client engagement, practice management software, and supply chain expertise into a multi-channel platform, we believe our innovative approach will support the delivery of improved veterinary care while driving increased demand for our products and services.

Segments

Effective during the first quarter of 2019, in connection with the combination noted above, we made changes to our organizational and reporting structure. As a result of these changes, we revised our reportable segments. For additional information on the changes in reportable segments, see Note 14 - Segment Data of our unaudited consolidated and combined financial statements. The periods presented in this Form 10-Q are reported on a comparable basis. We provided recast historical segment information reflecting these changes in a Form 8-K dated May 7, 2019.

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase large animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of large animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns (for example, droughts or seasons of higher precipitation that determine how long cattle will graze), which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Restructuring

On July 9, 2018, Henry Schein announced a company-wide initiative to further rationalize operations and provide expense efficiencies. In conjunction with this initiative, the Animal Health Business eliminated 142 positions and recorded restructuring costs of $8 million during the nine months ended September 30, 2018. The costs associated with this restructuring were included in a separate line item, Restructuring costs, within the combined statement of operations.

Goodwill Impairment Review

In August 2019, as described in Note 5 - Goodwill and Other Intangible Assets, Net, we tested our goodwill for impairment. See Note 6 - Fair Value for additional information on how the impairment was measured. Fair values were estimated using both the income approach, discounting projected future cash flows based on budget projections and growth rates that consider estimated inflation rates, and the market approach, applying a multiple of earnings based on guidelines for publicly traded companies. The calculation of the impairment charge includes fact-based determinations as well as estimates. Key estimates include weighted average cost of capital, future levels of gross and operating profits, and projected capital expenditures. The rates used to discount projected future cash flows under the income approach reflect a weighted average cost of capital in the range of 9.0% to 9.5%, depending on the reporting unit, which considered capital structure and risk premiums, including those reflected in our current market capitalization. We corroborated the reasonableness of the estimated reporting unit fair values by reconciling to our enterprise value and market capitalization.

Based on our analysis, we determined that the carrying value of our reporting units exceeded their fair values. We recorded a non-tax-deductible goodwill impairment charge totaling $939 million in a separate line item, Goodwill impairment, included within the consolidated statement of operations for the three and nine months ended September 30, 2019. See Note 5 - Goodwill and Other Intangible Assets, Net for changes in goodwill by reporting unit.

We consider our North American reporting unit's goodwill to be at risk and changes in our forecast of future operating or financial results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair values of our reporting units and may result in a goodwill impairment charge in the future. For example, we estimate that a 25 basis point increase in the discount rate would result in an additional goodwill impairment charge of approximately $70 million.

Results of Operations

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change (a)	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change (a)
Net sales	$1,018	$923	$95	10.3	$2,968	$2,875	$93	3.2
Cost of sales	821	757	64	8.5	2,391	2,350	41	1.7
Gross profit	197	166	31	18.7	577	525	52	9.9
Operating expenses:
Selling, general and administrative	216	132	84	NM	610	413	197	NM
Restructuring costs	—	—	—	NM	—	8	(8)	NM
Goodwill impairment	939	—	939	NM	939	—	939	NM
Operating (loss) income	$(958)	$34	$(992)	NM	$(972)	$104	$(1,076)	NM

Net (loss) income	$(909)	$16	$(925)	NM	$(932)	$75	$(1,007)	NM
Net income (loss) attributable to Covetrus	$(906)	$16	$(922)	NM	$(929)	$67	$(996)	NM

(a) NM = Not meaningful

The year-over-year increase in Net sales was primarily due to the acquisition of Vets First Choice and underlying organic growth in certain markets, offset by unfavorable foreign currency exchange, the loss of a customer in North America, the loss of a manufacturer relationship in APAC & Emerging Markets, and general market weakness in North America.

Operating loss during the three and nine months ended September 30, 2019 compared to Operating income during comparable prior year periods was primarily due to goodwill impairment charges, increased costs associated with the formation of Covetrus, and the acquisition of Vets First Choice, which is attributable to increased amortization of intangibles created in the acquisition and its operating losses in both the three and nine months ended September 30, 2019.

Net loss during the three and nine months ended September 30, 2019 was impacted by the same items that impacted operating losses as well as an increase in interest expense associated with the debt incurred to form Covetrus, partially offset by gains on recent acquisitions. See Note 3 - Business Acquisitions.

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
North America	$543	$479	$64	13.4	$1,592	$1,479	$113	7.6
Europe	384	351	33	9.4	1,114	1,113	1	0.1
APAC & Emerging Markets	94	95	(1)	(1.1)	270	291	(21)	(7.2)
Eliminations	(3)	(2)	(1)	(50.0)	(8)	(8)	—	—
Total net sales	$1,018	$923	$95	10.3	$2,968	$2,875	$93	3.2

Net sales for the three months ended September 30, 2019 increased relative to the three months ended September 30, 2018 due to $99 million from acquisitions (primarily Vets First Choice) and $28 million from improved performance across our markets, partially offset by $22 million in unfavorable foreign exchange and the loss of a customer in North America. The drivers by segment are detailed below:

•
Net sales in North America increased primarily due to Vets First Choice net sales of $72 million. See Note 3 - Business Acquisitions. Underlying organic growth in our supply chain business was more than offset by the effect of certain products moving from core to agency basis and the loss of a specific customer, which in total amounted to $30 million.

•
Net sales in Europe increased $33 million primarily due to acquisitions in France and Romania and organic growth in most of our markets in the region, partially offset by unfavorable foreign currency exchange of $18 million driven largely by the U.S. dollar further strengthening against the British pound and Euro.

•
Net sales in APAC & Emerging Markets decreased $1 million primarily due to the negative impact to sales from the loss of a local manufacturer relationship and unfavorable foreign currency exchange driven largely by the U.S. dollar further strengthening against the Australian dollar, which more than offset continued growth in the number of customers served.

Net sales for the nine months ended September 30, 2019 increased relative to the nine months ended September 30, 2018 due to $207 million from acquisitions (primarily Vets First Choice), partially offset by $91 million in unfavorable foreign exchange, the effect of changes in products moving from core to agency, the loss of a customer in North America, the loss of a manufacturer relationship in APAC & Emerging Markets, and general market weakness in North America. The drivers by segment are detailed below:

•
Net sales in North America increased primarily due to Vets First Choice net sales of $172 million from February 8, 2019 forward. Underlying organic growth in our supply chain business was more than offset by the effect of certain products moving from core to agency basis and the loss of a specific customer, which in total amounted to $88 million.

•
Net sales in Europe increased $1 million primarily due to $35 million from acquisitions, an increase in net sales organic growth in most of our markets in the region, offset by unfavorable foreign exchange of $71 million driven largely by the U.S. dollar further strengthening against the British pound and Euro.

•
Net sales in APAC & Emerging Markets decreased $21 million primarily due to unfavorable foreign exchange driven largely by the U.S. dollar further strengthening against the Australian dollar and the negative impact to sales from the loss of a local manufacturer relationship, partially offset by continued growth in the number of customers served.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	September 30, 2019	Gross Margin %	September 30, 2018	Gross Margin %	Increase/ (Decrease)	% Change
North America	$122	22.5	$96	20.0	$26	27.1
Europe	57	14.8	52	14.8	5	9.6
APAC & Emerging Markets	18	19.1	18	18.9	—	—
Total gross profit	$197	19.4	$166	18.0	$31	18.7

During the three months ended September 30, 2019, gross profit increased $31 million, or 18.7%, compared to the three months ended September 30, 2018. Total gross profit margin was 19.4%, an increase of 140 basis points from the prior year period. The increase in gross profit was largely driven by $32 million from acquisitions, primarily Vets First Choice, as well as organic growth, partially offset by margin pressure from industry consolidation in certain of our markets, and unfavorable foreign exchange. The drivers of the increase in our gross profit are further detailed below by segment:

•
Gross profit for North America increased $26 million primarily due to the acquisition of Vets First Choice. Gross profit margin increased 250 basis points from the prior year period to 22.5% during this period due to the addition of the higher margin Vets First Choice business and the loss of a lower margin supply chain customer.

•
Gross profit for Europe increased $5 million primarily due to acquisitions and organic growth, partially offset by unfavorable foreign exchange of $3 million driven by strengthening of the U.S. dollar against the British pound and Euro. Gross profit margin held steady at 14.8% year-over-year.

•	Gross profit for APAC & Emerging Markets remained constant.

	Nine Months Ended
(In millions)	September 30, 2019	Gross Margin %	September 30, 2018	Gross Margin %	Increase/ (Decrease)	% Change
North America	$356	22.4	$301	20.4	$55	18.3
Europe	169	15.2	170	15.3	(1)	(0.6)
APAC & Emerging Markets	52	19.3	54	18.6	(2)	(3.7)
Total gross profit	$577	19.4	$525	18.3	$52	9.9

During the nine months ended September 30, 2019, gross profit increased $52 million, or 9.9%, compared to the nine months ended September 30, 2018. Total gross profit margin was 19.4%, an increase of 110 basis points from the prior year period. The increase in gross profit was largely driven by $73 million from acquisitions, primarily Vets First Choice, and our strategy to grow our higher-margin proprietary brands, which were partially offset by margin pressure from industry consolidation in certain of our markets and unfavorable foreign exchange of $15 million. The drivers of the increase in our gross profit are further detailed below by segment:

•
Gross profit for North America increased $55 million primarily due to the acquisition of Vets First Choice, partially offset by lower growth in our customer operations. Gross profit margin increased 200 basis points from the prior year period to 22.4% due to the addition of the higher margin Vets First Choice business and the loss of a lower margin supply chain customer.

•
Gross profit for Europe decreased $1 million primarily due to unfavorable foreign exchange of $11 million, partially offset by the effect from acquisitions, organic growth, and our higher-margin proprietary brands. Gross profit margin was essentially flat year-over-year.

•	Gross profit for APAC & Emerging Markets decreased $2 million primarily due to unfavorable foreign exchange of $4 million, partially offset by organic growth and our higher-margin proprietary brands.
Selling, General and Administrative (“SG&A”)

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change	September 30, 2019	September 30, 2018	Increase/ (Decrease)	% Change
North America	$127	$66	$61	92.4	$363	$207	$156	75.4
Europe	46	40	6	15.0	135	129	6	4.7
APAC & Emerging Markets	15	14	1	7.1	43	43	—	—
Corporate	28	12	16	133.3	69	34	35	102.9
Total SG&A	$216	$132	$84	63.6	$610	$413	$197	47.7

The increase in selling, general and administrative expense during the three months ended September 30, 2019 compared to the same period in 2018 is primarily due to Vets First Choice expenses of $52 million (including $22 million of intangible amortization expense), and $5 million due to an increase in share-based compensation expense, and within Corporate, $14 million in expenses related to the formation of Covetrus.

During the nine months ended September 30, 2019, selling, general and administrative expense in North America increased compared to the nine months ended September 30, 2018 primarily due Vets First Choice expenses of $134 million (including $58 million of intangible amortization expense), $22 million due to an increase in share-based compensation expense, with the remaining increase due to other normal operating expense items. Selling, general and administrative expenses in Corporate grew $35 million primarily due to $27 million in expenses related to the formation of Covetrus, and $5 million due to an increase in share-based compensation expense. We expect that our selling, general and administrative expenses will likely increase through 2020 as we continue our transformation.

Goodwill Impairment

As further described in Note 5 - Goodwill and Other Intangible Assets, Net and earlier in the Overview section of this Management's Discussion and Analysis of Financial Condition and Results of Operations, we recorded a non-tax-deductible goodwill impairment charge totaling $939 million included within the consolidated statement of operations for the three and nine months ended September 30, 2019. There were no goodwill impairment charges during 2018.
Income tax provision

Income tax benefit for the three months ended September 30, 2019 was $60 million on a loss before income taxes of $969 million for a consolidated effective tax rate of 6.2%. The difference between our consolidated effective tax rate for the three months ended September 30, 2019 and 2018 primarily related to the tax impact of the goodwill impairment.

Income tax benefit for the nine months ended September 30, 2019 was $60 million on a loss before income taxes of $992 million for a consolidated effective tax rate of 6.0%. The difference between our effective tax rate and the federal statutory tax rate for the nine months ended September 30, 2019 and 2018 primarily related to the goodwill impairment recorded discretely in the three months ended September 30, 2019, as well as non-deductible share-based compensation expense, the federal tax impact of the international operations included as GILTI, and limitations on the ability to utilize associated foreign tax credits.

Liquidity, Capital Resources, and Plan of Operations

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under the Credit Facility. For discussion of the Credit Facility, see Note 11 - Debt. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Working capital requirements, which can be substantial and susceptible to fluctuations during the year due to seasonal demands, generally result from sales growth, inventory purchase patterns driven by sales activity and buy-in opportunities, our desired level of inventory, and payment terms for receivables and payables. In addition, we expect that our selling, general and administrative expenses will likely increase through 2020 as we continue our transformation. We expect to incur additional expenditures for our transformation in connection with the following:

•	Expansion of global sales and marketing efforts,

•	Increase of our pharmaceutical operations capacity,

•	International development,

•	Equity investment and business acquisitions we may fund from time to time,

•	Capital investment in current and future facilities, and

•	Pursuing and maintaining appropriate regulatory clearances, approvals for existing products, and any new products that may be developed.

Similarly, we anticipate that we will continue to incur significant interest expense related to debt service on the Credit Facility.

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity needs over the next 12 months through the use of our unrestricted cash and cash equivalents of $68 million, cash flow from operations, and access to available funds by borrowing against the Credit Facility. Our decisions to use available liquidity will be based upon our continuing review of the funding needs for our business, optimizing the allocation of cash resources for investments, capital structure changes or business combinations, and the timing of cash flow generation. Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions could adversely impact our ability to do so.

Cash and Cash Equivalents

As of September 30, 2019, we had Cash and cash equivalents of $68 million in our bank accounts globally and a minimal amount in restricted cash allocated to self-insurance deposits.
We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.
Cash Flows and Working Capital
The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
(In millions)	September 30, 2019	September 30, 2018	Increase/ (Decrease)
Net cash provided by operating activities	$33	$62	$(29)
Net cash used for investing activities	(56)	(23)	(33)
Net cash provided by (used for) financing activities	65	(33)	98
Total net cash flows	$42	$6	$36

Cash inflows and outflows from changes in operating activities

For the nine months ended September 30, 2019, net cash provided by operating activities decreased $29 million over the nine months ended September 30, 2018, primarily due to a decrease in results from operations of $34 million, partially offset by growth in working capital.

Cash inflows and outflows from changes in investing activities

For the nine months ended September 30, 2019, net cash used for investing activities increased over the nine months ended September 30, 2018, primarily due to $26 million in equity investments and business acquisitions, net of cash acquired, along with an increase in capital spending for property and equipment.

Cash inflows and outflows from changes in financing activities

For the nine months ended September 30, 2019, net cash provided by financing activities increased over the nine months ended September 30, 2018, primarily from debt issuance proceeds of $1.2 billion, net of $24 million debt issuance costs, and a $306 million decrease in acquisitions of non-controlling interest, partially offset by $1.2 billion paid as a dividend to Henry Schein, reduction in Net parent investment of $194 million, and $43 million of debt repayments primarily related to the Animal Health Business debt.

Contractual Obligations

We did not have any material changes in our contractual obligations since the end of fiscal year 2018 other than activities in the ordinary course of business.

Off-Balance Sheet Arrangements

As of September 30, 2019, we had $19 million outstanding in standby letters of credit that primarily guarantee our performance under a business acquisition transaction as well as support our obligations related to our insurance programs, and $3 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions.

Critical Accounting Policies and Estimates

Other than the change in reporting segments as discussed in Note 14 - Segment Data, there have been no other material changes in our critical accounting policies and estimates from those disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the year ended December 29, 2018. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 - Business Overview and Significant Accounting Policies included in Part I — Item 1. Consolidated and Combined Financial Statements (Unaudited) in this Form 10-Q.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies included in Part I — Item 1. Consolidated and Combined Financial Statements (Unaudited) in this Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of September 30, 2019, entered into hedging arrangements. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to enter into derivative financial instruments for trading or speculative purposes.

As of September 30, 2019, a hypothetical 5% fluctuation in foreign exchange rates where we conduct our business vis-à-vis the U.S. dollar would have resulted in a change of $8 million in annualized operating income.

Interest Rate Risk

At September 30, 2019, we had variable-rate borrowings of $1.2 billion under the Credit Facility. Increases in the underlying interest rate elections we make will negatively affect interest expense, while decreases to the underlying interest rates will have a positive influence on our interest expense. We regularly review the projected borrowings under the Credit Facility and the current interest rate environment.

In July and August 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. See Note 12 - Derivatives and Financial Instruments. Our earnings are affected by changes in interest rates, however, due to our interest rate swap contracts, the effects are mitigated to an extent.

If market interest rates increase 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $7 million.

Conversely, if market interest rates decrease 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would decrease by $8 million.

The market risk resulting from interest rate fluctuations will not be entirely eliminated through our interest rate swap contracts.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2019. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Management has identified deficiencies in our internal control over financial reporting, which are related to the operation of information technology (“IT”) general controls in the areas of logical security and change management in certain financially relevant systems. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. Management has determined that the aggregate impact of these deficiencies resulted in the following material weakness:

•
IT general controls: deficiencies in certain financially relevant systems used by us resulted in the risk of failure of other automated controls and other controls that rely on data from these applications, primarily in change management and logical security functions.

The material weakness did not result in any identified misstatements in the current period consolidated financial statements, nor in any restatements of consolidated financial statements previously reported by us, and there were no changes in previously released financial results. We are developing remediation plans for this material weakness, which will be disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1. Legal Proceedings

Refer to Note 8 - Commitments and Contingencies included in Part I — Item 1. Consolidated and Combined Financial Statements (Unaudited) in this Form 10-Q for information relating to legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in Item 1A - Risk Factors in our Form 10-K and Item 1A - Risk Factors of our Quarterly Reports on Form 10-Q filed with the SEC since the Form 10-K (“Other Quarterly Reports”), which factors could materially affect our business, financial condition, or future results. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K. The risks described herein, in the Form 10-K, and in Other Quarterly Reports, are not the only risks faced by us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, results of operations, and cash flows.

Turnover of key personnel, including executive officers, could disrupt our operations and our inability to attract and retain qualified personnel could harm our business.

Our success depends on the efforts of our executive officers and certain key personnel. Any unplanned turnover or our failure to develop an adequate succession plan for one or more of our executive officers or other key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of one or more of our executive officers or other key personnel, or our inability to recruit and retain qualified executive officers or other key personnel in the future, could, at least temporarily, have a material adverse effect on our business, financial condition, results of operations and cash flows. Our future success also depends on our ability to attract, retain and motivate talented technical, managerial, sales, marketing, and service and support personnel. Competition for sales, marketing, and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In September 2019, David Shaw resigned as Chair of our Board of Directors and Benjamin Wolin was appointed as Chair of our Board of Directors. In October 2019, Benjamin Shaw resigned as our Chief Executive Officer and President, Mr. Wolin resigned as Chair of our Board of Directors and was appointed Chief Executive Officer and President, and Philip Laskawy was appointed Chair of our Board of Directors. We may face risks related to this and other transitions in our leadership team.

Our business could be materially adversely affected by a negative outcome in significant litigation or other legal proceedings.

We are currently involved in a shareholder securities litigation, and may be subject to future litigation matters, claims, and demands. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations could have a negative impact on our results of operations, financial condition, and liquidity.

On September 30, 2019, the City of Hollywood (Florida) Police Officers Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of our common stock from February 8, 2019 through August 12, 2019, against us, Henry Schein, Inc., our former Chief Executive Officer and President, and our Chief Financial Officer (“Defendants”). The suit seeks unspecified damages, fees, interest, and costs. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Failure to establish and maintain effective internal controls could have a material adverse effect on our stated operating results and harm our reputation.

As a publicly traded company, we are subject to the Exchange Act and the Sarbanes-Oxley Act. The Sarbanes-Oxley Act requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

To comply with these requirements, we have and will need to continue to upgrade and implement additional internal controls, reporting systems, information technology systems and procedures, and hire additional accounting, legal and finance staff. During the quarter ended September 30, 2019, management identified a material weakness in our internal control related to ineffective information technology general controls (ITGC’s) in the areas of logical security and change management in certain financially relevant systems. A material weakness is a deficiency or combination of deficiencies in internal control over financial reporting that results in a more than reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. As a result of this material weakness, management concluded that our internal controls over financial reporting were not effective as of September 30, 2019. We are developing and implementing remedial measures to address the material weakness; however, we cannot assure that our efforts will be successful, or that we have identified all material weaknesses. Our remedial measures may result in additional technology and other expenses. Any failure to implement these remedial measures and to achieve and maintain effective internal controls and disclosure controls and procedures could have a material adverse effect on the market for our common stock.

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

Covetrus, Inc.

Date:	November 12, 2019	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Christine T. Komola
		Name:	Christine T. Komola
		Title:	EVP and Chief Financial Officer
(Principal Financial Officer)