Form 10-Q
period 2020-03-31
COVETRUS, INC.
filed 2020-05-14
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2020
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

The registrant had 111,947,324 shares of common stock outstanding as of May 8, 2020.

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$205	$130
Accounts receivable, net of allowance of $8 and $8	525	426
Inventories, net	572	636
Other receivables	70	67
Prepaid expenses and other	40	30
Assets held for sale (Note 3)	48	51
Total current assets	1,460	1,340
Non-current assets:
Property and equipment, net of accumulated depreciation of $89 and $84	94	93
Operating lease right-of-use assets, net (Note 5)	123	84
Goodwill	1,154	1,154
Other intangibles, net (Note 6)	605	643
Investments and other	51	47
Total assets	$3,487	$3,361
LIABILITIES, REDEEMABLE NON-CONTROLLING INTERESTS, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$466	$520
Current maturities of long-term debt and other borrowings (Note 7)	61	62
Accrued payroll and related liabilities	45	44
Accrued taxes	28	18
Other current liabilities	180	164
Liabilities held for sale (Note 3)	20	21
Total current liabilities	800	829
Non-current liabilities:
Long-term debt and other borrowings, net (Note 7)	1,298	1,125
Deferred taxes	46	47
Other liabilities	132	94
Total liabilities	2,276	2,095
Commitments and contingencies (Note 10)
Redeemable non-controlling interests (Note 11)	9	10
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 111,854,439 shares issued and outstanding as of March 31, 2020; 111,620,507 shares issued and outstanding as of December 31, 2019	1	1
Accumulated other comprehensive loss (Note 12)	(116)	(86)
Additional paid-in capital	2,390	2,381
Accumulated deficit	(1,073)	(1,040)
Total shareholders’ equity	1,202	1,256
Total liabilities, redeemable non-controlling interests, and shareholders’ equity	$3,487	$3,361

See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net sales (Note 4)	$1,065	$941
Cost of sales	863	764
Gross profit	202	177
Operating expenses:
Selling, general and administrative	222	186
Operating loss	(20)	(9)
Other income (expense):
Interest income	—	2
Interest expense	(14)	(12)
Other, net	(1)	1
Loss before taxes and equity in earnings of affiliates	(35)	(18)
Income tax benefit (Note 13)	2	4
Net loss	(33)	(14)
Less: net loss attributable to redeemable non-controlling interests	—	1
Net loss attributable to Covetrus	$(33)	$(13)

Loss per share attributable to Covetrus: (Note 14)
Basic	$(0.30)	$(0.14)
Diluted	$(0.30)	$(0.14)
Weighted-average common shares outstanding:
Basic	112	95
Diluted	112	95

See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Net loss	$(33)	$(14)
Other comprehensive (loss) income, net of tax:
Foreign currency translation (loss) gain	(22)	1
Unrealized loss on derivative instruments	(8)	—
Total other comprehensive (loss) income	(30)	1
Comprehensive loss	(63)	(13)

Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net loss	—	1
Foreign currency translation gain	(1)	—
Comprehensive (income) loss attributable to redeemable non-controlling interests	(1)	1
Comprehensive loss attributable to Covetrus	$(64)	$(12)
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$2,381	$(1,040)	$(86)	$1,256
Net loss attributable to Covetrus	—	—	—	(33)	—	(33)
Issuance of shares in connection with share-based compensation plans	233,932	—	—	—	—	—
Share-based compensation	—	—	9	—	—	9
Other comprehensive loss	—	—	—	—	(30)	(30)
Balance at March 31, 2020	111,854,439	$1	$2,390	$(1,073)	$(116)	$1,202

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 29, 2018	—	$—	$—	$—	$(82)	$1,576	$1,494
Net (loss) income attributable to Covetrus (a)	—	—	—	(21)	—	8	(13)
Dividend to Former Parent	—	—	—	—	—	(1,153)	(1,153)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	608	—	—	(609)	—
Issuance of shares in connection with the Acquisition	39,742,089	—	1,772	—	—	—	1,772
Net increase in Former Parent investment	—	—	—	—	—	178	178
Issuance of shares in connection with share-based compensation plans	140,828	—	—	—	—	—	—
Share-based compensation	—	—	15	—	—	—	15
Other comprehensive income	—	—	—	—	1	—	1
Balance at March 31, 2019	111,576,343	$1	$2,395	$(21)	$(81)	$—	$2,294

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the Former Parent as it was the sole shareholder prior to February 7, 2019
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(33)	$(14)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	40	30
Amortization of right-of-use assets	6	6
Gain on sale of property and equipment	(1)	—
Share-based compensation expense	9	15
Benefit for deferred income taxes	(5)	(2)
Amortization of debt issuance costs	1	1
Other	1	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(112)	(20)
Inventories, net	44	(19)
Other assets and liabilities	5	(59)
Accounts payable and accrued expenses	(31)	31
Net cash used for operating activities	(76)	(31)
Cash flows from investing activities:
Purchases of property and equipment	(11)	(10)
Payments related to equity investments and business acquisitions, net of cash acquired	—	(25)
Proceeds from sale of property and equipment	4	2
Net cash used for investing activities	(7)	(33)
Cash flows from financing activities:
Proceeds from revolving credit facility	190	—
Proceeds from issuance of debt	—	1,220
Principal payments of debt	(17)	(24)
Debt issuance and amendment costs	(5)	(24)
Dividend paid to Former Parent	—	(1,151)
Net transfers from Former Parent	—	165
Acquisition payment	(9)	—
Acquisitions of non-controlling interests in subsidiaries	—	(70)
Net cash provided by financing activities	159	116
Effect of exchange rate changes on cash and cash equivalents	(1)	(2)
Net change in cash and cash equivalents	75	50
Cash and cash equivalents, beginning of period	130	23
Cash and cash equivalents, end of period	$205	$73

Supplemental disclosure of cash paid for:
Interest	$12	$8
Income taxes	$4	$4
Amounts included in the measurement of operating lease liabilities	$6	$6
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$46	$67
See notes to condensed consolidated financial statements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. Business Overview and Significant Accounting Policies

Business

Covetrus, Inc. (“Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves”) is a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. On February 7, 2019, Covetrus became an independent company through the consummation of the spin-off by Henry Schein (“Former Parent”) of its animal-health business (“Animal Health Business”) and the completion of its acquisition of Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”). On February 8, 2019, Covetrus began trading on the Nasdaq Stock Market. Accordingly, results provided in accordance with generally accepted accounting principles in the United States of America (“GAAP”) reflect the operations of the Animal Health Business from January 1, 2019 to March 31, 2019 and Vets First Choice for the period from February 8, 2019 to March 31, 2019.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2020 have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

In our opinion, the accompanying condensed consolidated financial statements reflect all recurring adjustments and transactions necessary for a fair statement of our financial position, results of operations, and cash flows for the interim periods presented. Such operating results are not necessarily indicative of annual or future results. These condensed consolidated financial statements and notes should be read in conjunction with the audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 (“Form 10-K”) filed with the SEC on March 3, 2020.

The accompanying unaudited condensed consolidated financial statements include the operations of the Company, as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated affiliates, which are 20% to 50% owned, or investments of less than 20% in which we could influence the operating or financial decisions, are accounted for under the equity method.

Certain prior period amounts were reclassified to conform to the presentation of the current period.

Accounting Pronouncements

Adopted

•
As of January 1, 2019, we adopted Accounting Standards Codification Topic 326, Credit Losses (“Topic 326”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019 and is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Retained earnings (Accumulated deficit) as of the beginning of the first reporting period in which the guidance of Topic 326 is effective. The adoption of Topic 326 did not have a material impact on the results of our condensed consolidated financial statements.

To be Adopted

•
ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have a hard time understanding and simplifies the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the anticipated impact of this standard on our condensed consolidated financial statements as well as timing of adoption.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

•
ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The standard is effective for all entities beginning March 12, 2020 through December 31, 2022. We are evaluating the anticipated impact of this standard on our condensed consolidated financial statements as well as timing of adoption.

2. Novel Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has resulted in social distancing and other preventative measures that were instituted in various localities around the world. These measures led to the temporary closure of non-essential businesses throughout many of the regions in which we conduct operations. However, veterinary care has been deemed an essential business in most of these regions, and we currently continue to deliver products and services to our customers and their animal-owner clients. In addition, most of our customers are generally able to continue their operations through new social distancing guidelines which, depending on local regulations, can include telehealth and video conferencing. As a result, through March 31, 2020, we experienced limited disruption to our results of operations from the COVID-19 pandemic.

We believe our allowance for credit losses related to our accounts receivable remains adequate as of March 31, 2020, due to the essential nature of our customers' business, as noted above, as well as the historic behavior of our large customer base. Although we anticipate that there could be an increase in the aging of our accounts receivable, we do not anticipate a significant increase in defaults.

We experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment review as of March 31, 2020. We tested for goodwill impairment by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020.

We took the following actions, some of which were initiated in the second quarter, to help ensure that our business has flexibility to mitigate potential effects from continued global economic pressure:

•	We borrowed funds under our revolving line of credit to increase our cash position. See Note 7 - Long-term Debt and Other Borrowings, Net,

•	We reduced our non-critical near-term planned capital expenditures,

•	We initiated negotiations for extended payment terms on certain contracts,

•	We managed our inventory levels in line with current market conditions, and

•
We instituted executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a hiring freeze, discretionary spending deferrals, and deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and suspended our 401(k)-employer match.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions and the actions we have taken, and may in the future take, in response thereto involve risks and uncertainties and it is not possible at this time to estimate the impact that COVID-19 could have on our business. The impact of COVID-19 on various business activities in affected countries could adversely affect our estimates, results of operations, and financial condition.

3. Held for Sale

In January 2020, we entered into a definitive agreement to sell our scil animal-care business (“scil”) to Heska Corporation (“Heska”) for a purchase price of $125 million in cash, subject to customary closing adjustments.

On April 1, 2020, we completed the divestiture of scil to Heska. The transaction closed under an amended purchase agreement which reduced the total consideration paid to us from $125 million to $110 million, or approximately $100 million net of deal-

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

related fees and other transaction items. In conjunction with the price adjustment, an approximate $10 million escrow fund that was to be funded by Heska and used as collateral for a period of up to 18 months for any potential claims tied to the transaction was eliminated.

scil's major classes of assets and liabilities were as follows:

	March 31, 2020	December 31, 2019
Current assets	$23	$24
Property and equipment, net	16	15
Goodwill	2	2
Other intangibles, net	4	4
Investments and other	3	3
Assets held for sale	$48	$48

Current liabilities	$17	$18
Other liabilities	3	3
Liabilities held for sale	$20	$21

The sale of scil resulted in a gain of approximately $74 million which will be recognized in the quarter ending June 30, 2020.

4. Revenue from Contracts with Customers

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended March 31, 2020
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$462	$20	$84	$(16)	$550
Europe	424	2	—	(4)	422
APAC & Emerging Markets	93	2	—	—	95
Eliminations	(2)	—	—	—	(2)
Total Net sales	$977	$24	$84	$(20)	$1,065

	Three Months Ended March 31, 2019
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$442	$22	$34	$(1)	$497
Europe	362	2	—	(3)	361
APAC & Emerging Markets	84	2	—	—	86
Eliminations	(3)	—	—	—	(3)
Total Net sales	$885	$26	$34	$(4)	$941

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when we have either transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets, and contract liabilities.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Accounts Receivable

Accounts receivable are recognized at the amount invoiced and the carrying amount is reduced by an allowance for credit losses. Our estimation of current expected credit losses with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We do not consider there to be significant concentrations of credit risk with regard to trade receivables due to the short-term nature of our accounts, our large customer base, and strong historical experience collecting receivables. The allowance for credit losses is based on a number of factors which include reviewing delinquent accounts receivable, historical data, experience, customer types, creditworthiness, and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability, and the allowance for credit losses is reviewed quarterly for any required adjustments. Accounts receivable are written-off when it is probable that all contractual payments due will not be collected.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to Accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other and non-current contract assets are included in Investments and other within the condensed consolidated balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of March 31, 2020 and December 31, 2019 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Other current liabilities and non-current contract liabilities are included in Other liabilities within the condensed consolidated balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. The current portion of contract liabilities of $37 million at March 31, 2020 and $37 million at December 31, 2019 were reported in Other current liabilities. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of March 31, 2020 were not material.

5. Leases

During the three months ended March 31, 2020, the new lease for our compounding facility and office space in Arizona commenced, which increased our operating lease right-of-use assets and liabilities by $19 million. This facility has a lease term of 14 years. We also commenced or extended various other facility and equipment operating leases which individually were not material.

6. Other Intangibles, Net

Other intangibles, net includes customer relationships, trademarks, patents, product development, and non-compete arrangements.

The following table presents the balances within the condensed consolidated balance sheets as of:

	March 31, 2020	December 31, 2019
Gross definite-lived intangible assets	$990	$1,001
Less: Accumulated amortization	(385)	(358)
Other intangibles, net	$605	$643

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

The following table presents our amortization expense:

	Three Months Ended March 31,
Location	2020	2019
Cost of sales	$1	$1
Selling, general and administrative	33	24
Total amortization expense	$34	$25

7. Long-term Debt and Other Borrowings, Net

As of March 31, 2020, our Long-term debt and other borrowings, net consisted of the following:

	Commencement Date	Maturity Date	March 31, 2020	December 31, 2019
Revolving line of credit	February 2019	February 2024	$190	$—
Term loan payable in quarterly installments of $15 million beginning March 31, 2020	February 2019	February 2024	1,185	1,200
Loan payable with balloon payment due at maturity	February 2019	March 2023	5	6
Finance lease obligations			1	1
Total			1,381	1,207
Less: current maturities			(61)	(62)
Total Long-term debt and other borrowings			1,320	1,145
Less: unamortized debt discount			(22)	(20)
Total Long-term debt and other borrowings, net			$1,298	$1,125

The amount available for borrowing under the revolving line of credit as of March 31, 2020, was $100 million, subject to covenant restrictions. See Note 16 - Subsequent Events.

In February 2020, our credit facility was amended primarily to delay the step down of our leverage covenant from 5.50x to 5.00x until our second quarter ending June 30, 2021.

On April 10, 2020, we used $45 million in proceeds from the sale of scil (see Note 3 - Held for Sale) to prepay our remaining quarterly principal amortization term loan payments for 2020. Following this prepayment, the next quarterly principal amortization term loan payment of $15 million is due on March 31, 2021.

8. Derivatives and Financial Instruments

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.
In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts adjust the amount of our total debt that is subject to variable interest rates by effectively fixing the borrowing rates on a portion of our floating rate debt discussed in Note 7 - Long-term Debt and Other Borrowings, Net.
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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swap contracts	Other liabilities	$9	$1

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we perform a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. As of March 31, 2020, derivative gains and losses were reported as a component of Other comprehensive loss and will subsequently be recorded in the condensed consolidated statements of operations when the hedged transaction is recognized in earnings.

The effect of cash flow hedges on Other comprehensive loss was as follows:

Cash Flow Hedging Instruments	Location	Three Months Ended March 31, 2020
Amounts recognized in Other comprehensive loss, net of tax	Accumulated other comprehensive loss	$(8)

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $5 million.

9. Fair Value

GAAP defines fair value as the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our condensed consolidated balance sheets, but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

There were no changes in valuation approaches or techniques during the three months ended March 31, 2020. See Note 10 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Derivative Contracts

Our derivatives at March 31, 2020 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange.

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

	Level	March 31, 2020	December 31, 2019
Liabilities:
Interest rate swap contracts	2	$9	$1

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

See Note 8 - Derivatives and Financial Instruments.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangible, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2020, or the year ended December 31, 2019.

Assets and Liabilities not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the condensed consolidated balance sheets for Cash and cash equivalents, Accounts receivable, net, Other receivables, Accounts payable, and accrued expenses approximate their fair value due to the short maturity of those instruments.

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

10. Commitments and Contingencies

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material accrued loss contingencies were recorded as of March 31, 2020.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer (collectively the “Defendants”). The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making allegedly false and misleading statements, and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. We intend to defend the matter vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Purchase Obligations

We are party to an exclusive supply arrangement for certain products within the U.S. market. We amended this arrangement in February 2020 to extend the purchase obligations until 2025 which include unconditional purchase obligations totaling $44 million over this period.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

In 2019, we engaged a third-party for services over a three-year period ending December 31, 2022. The fixed portion of the contract is capped at $14 million while the variable portion of the contract is capped at $39 million over the term of the engagement. We consider the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $10 million until mid-May 2020, $12 million until mid-November 2020, and $14 million thereafter, plus any variable performance fees through termination. During the three months ended March 31, 2020, we incurred $3 million in variable fees and $1 million in fixed fees under this arrangement, leaving a remaining potential commitment of $47 million.

11. Redeemable Non-controlling Interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. We initially record our Redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value.

The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Balance at beginning of period	$10	$92
Decrease due to redemptions	—	(74)
Net loss attributable to redeemable non-controlling interests	—	(3)
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	(1)	1
Change to redemption value	—	(6)
Balance at end of period	$9	$10

12. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity.

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

	Derivative Loss	Foreign Currency Translation Loss	Total
Balance at December 29, 2018	$—	$(82)	$(82)
Other comprehensive loss before reclassifications	(1)	(4)	(5)
Gain reclassified from Accumulated other comprehensive loss to earnings	1	—	1
Balance at December 31, 2019	—	(86)	(86)
Other comprehensive loss before reclassifications	(8)	(22)	(30)
Balance at March 31, 2020	$(8)	$(108)	$(116)

We recognized foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. The condensed consolidated financial statements are denominated in the U.S. dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. dollar may have a significant impact on Comprehensive income (loss).

The tax effect on accumulated unrealized losses on derivative instruments was not material for the periods presented.

See Note 8 - Derivatives and Financial Instruments.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

13. Income Taxes

Income tax benefit for the three months ended March 31, 2020 was $2 million on a loss before taxes and equity in earnings of affiliates of $35 million for a consolidated effective tax rate of 5.7%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and non-deductible expenses associated with share-based compensation.

Income tax benefit for the three months ended March 31, 2019 was $4 million on a loss before taxes and equity in earnings of affiliates of $18 million for a consolidated effective tax rate of 22.2%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to state and foreign income taxes and interest expense.

The CARES Act
On March 27, 2020, the President of the United States signed the CARES Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act did not have a material impact to our condensed consolidated financial statements as of and for the quarter ended March 31, 2020.

14. Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net loss per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2020	2019
Numerator:
Net loss attributable to Covetrus	$(33)	$(13)
Denominator:
Basic
Weighted-average common shares outstanding	112	95
Diluted shares
Effect of dilutive shares (a)	—	—
Diluted shares	112	95
Loss per share attributable to Covetrus:
Basic	$(0.30)	$(0.14)
Diluted	$(0.30)	$(0.14)

(a) Shares from share-based awards are not included for periods with a net loss because they would be anti-dilutive.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

15. Segment Data

The following tables reflects our segment and Corporate information and reconciles Adjusted EBITDA for reportable segments to consolidated Net loss attributable to Covetrus:

	At and For the Three Months Ended March 31, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$550	$422	$95	$—	$(2)	$1,065
Adjusted EBITDA	$41	$18	$7	$(18)	$—	$48
Total assets	$3,063	$725	$128	$787	$(1,216)	$3,487

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(33)
Plus: Depreciation and amortization						40
Plus: Interest expense, net						14
Less: Income tax benefit						(2)
Earnings before interest, taxes, depreciation, and amortization						19
Plus: Share-based compensation						9
Plus: Strategic consulting						4
Plus: Transaction costs (1)						7
Plus: Separation programs and executive severance						1
Plus: IT infrastructure						1
Plus: Formation of Covetrus (2)						6
Plus: Capital structure						1
Adjusted EBITDA						$48

(1) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures.
(2) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	At and For the Three Months Ended March 31, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$497	$361	$86	$—	$(3)	$941
Adjusted EBITDA	$35	$16	$5	$(4)	$—	$52
Total assets	$3,364	$803	$194	$742	$(834)	$4,269

Reconciliation of Net Loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(13)
Plus: Depreciation and amortization						30
Plus: Interest expense, net						10
Less: Income tax benefit						(4)
Earnings before interest, taxes, depreciation, and amortization						23
Plus: Share-based compensation						15
Plus: Formation of Covetrus (1)						9
Plus: Carve-out operating expenses						5
Adjusted EBITDA						$52

(1) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

See Note 4 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

16. Subsequent Events

Preferred Stock

On April 30, 2020, we entered into an Investment Agreement (the “Investment Agreement”) with CD&R VFC Holdings, L.P. (the “Purchaser”), an affiliate of Clayton, Dubilier & Rice, LLC, pursuant to which we agreed to issue and sell to the Purchaser, and the Purchaser agreed to purchase from us, 250,000 shares of our 7.50% Series A Convertible Preferred Stock, par value $0.01 per share (the “Series A Preferred Stock”), in a private placement for aggregate gross proceeds of $250 million (such transaction, the “Private Placement”).

The Series A Preferred Stock, once issued, will be convertible into shares of our common stock at a conversion price and a conversion rate set forth in the Certificate of Designations classifying the Series A Preferred Stock, a form of which is attached as Annex I to the Investment Agreement, a copy of which is filed as an exhibit to this Quarterly Report on Form 10-Q. On an as-converted basis, together with the Purchaser's existing common shares of Covetrus, the Purchaser will own approximately 25% of pro forma common shares outstanding. However, the terms of the preferred stock limit the Purchaser's voting interest to 19.99% of our then-outstanding voting interests. Under the terms of the Investment Agreement, the Purchaser will have the right to appoint two designees to our board of directors. We expect to use the net proceeds from the Private Placement to repay a portion of our revolver borrowings, provide additional short-term liquidity, and support general corporate purposes.

Other Transactions

On April 30, 2020, we completed the previously announced combination of our subsidiary, Covetrus Espana, with Distrivet S.A. to form a leading animal-health provider on the Iberian Peninsula. At closing, we made a payment of $11 million and we are obligated to make an additional payment of $11 million on the one-year anniversary. We now own 50.01% of the new company, called Distrivet, a Covetrus company.

Also see Note 3 - Held for Sale for information on the April 1, 2020 closing of the sale of scil to Heska.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q” or “Report”), and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•
the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto, including our ability to continue operations at our distribution centers and pharmacies,

•	the risk that the closing of the Private Placement may be delayed or not occur,

•	risks associated with our management transition,

•	the ability to successfully integrate operations and employees,

•	the ability to realize anticipated benefits and synergies of the transactions that created Covetrus,

•	the potential impact of the consummation of the transactions on relationships, including with employees, customers, and competitors,

•	the ability to retain key personnel,

•	the ability to achieve performance targets,

•	changes in financial markets, interest rates, and foreign currency exchange rates,

•	changes in our market,

•	the impact of litigation,

•	the impact of Brexit,

•	the impact of accounting pronouncements, seasonality of our business, leases, expenses, interest expense, and debt,

•	sufficiency of cash and access to liquidity,

•	cybersecurity risks, and

•	additional risks and factors discussed, including those discussed under the heading “Risk Factors” in this Report and in our Form 10-K filed on March 3, 2020, and in our other SEC filings.

Our forward-looking statements are based on current beliefs and expectations of our management team and, except as required by law, we undertake no obligations to make any revisions to the forward-looking statements contained in this Report, or to update them to reflect events or circumstances occurring after the date of this Report, whether as a result of new information, future developments, or otherwise.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and under the caption Risk Factors in our Form 10-K for the year ended December 31, 2019.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Form 10-K.

The terms “Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves” included in this Report mean Covetrus, Inc. and its consolidated subsidiaries, collectively.

Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values and certain tables may not foot or cross foot.

Overview

We are a global, animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. Our mission is to provide the best products, services, and technology to veterinarians and animal-health practitioners across the globe, so they can deliver exceptional care to their patients when and where it is needed. In February 2019, we combined the complementary capabilities of the Animal Health Business, previously operated by our Former Parent, and Vets First Choice, bringing together leading practice management software and supply chain distribution businesses with a technology-enabled prescription management platform and related pharmacy services. We believe our approach to the market will support the delivery of improved veterinary care and health of their practices while driving increased demand for our products and services.

Segments

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis and our reportable segments consist of the following: (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. We evaluate our segment profit (loss) solely based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our board of directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our condensed consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, IT infrastructure, goodwill impairment charges, capital structure related fees, and other (income) expense items, net. We do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP. See below for our Adjusted EBITDA explanations on a segment basis as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 15 - Segment Data as required by ASC 280.

Key Factors and Trends Affecting our Results

Impact of COVID-19 on our Business

In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. The determination of what is an “essential” business is mandated by local authorities. Operationally, all of our distribution centers and pharmacies currently remain open as veterinary medicine has been deemed an essential service in most geographies around the globe. Additionally, our supply chain operations continue to work with manufacturers and suppliers across the globe to provide access to critical supplies and quality products, with only personal protective equipment (PPE) facing significant supply constraints.

During the first quarter of 2020, net sales reflected the positive momentum that the business had entering 2020 and benefited from accelerating prescription management growth and certain inventory stocking activity in several geographies in connection with the COVID-19 pandemic, which helped offset a portion of the net sales impact from reduced purchases over the last two weeks of March as many of our customers began to experience declining client visits tied to certain global measures to slow the spread of COVID-19. However, as net sales have weakened over the last eight weeks, beginning around mid-March, as a result of the impact of COVID-19 on many of our customers, management has taken certain measures to help better align our cost structure near-term, including executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a hiring freeze, and discretionary spending deferrals.

To better understand the impacts of COVID-19 on our net sales we utilized data available to us on our global veterinary market to parse the market into companion-animal (including equine) and large, or production, animal. We have companion-animal markets all over the globe, but our largest market is the U.S. whereas our large-animal market is more prevalent outside the U.S. Our companion-animal market is more susceptible to the effects of COVID-19 as local guidelines to slow the spread of COVID-19 and economic pressure on the animal-owner clients of our customers is expected to drive down wellness visits, which represent approximately 40% of our customers' visits; however, these visits generally are of a lower monetary value per visit and consume a lower quantity of the products we supply to our customers. We expect a more limited reduction in emergency or sick visits to our customers in our companion-animal markets; our customers utilize more of the products we supply for these visits. Our sales into the large-animal market currently remain relatively stable as our products are necessary for the treatment of these animals and the food supply.

Although we observed demand increases during the first quarter of 2020, which we believe is due in part to a “stocking up” dynamic, we anticipate declining demand in the second quarter and uncertain demand in future quarters depending on the efficacy of containment procedures implemented globally and the subsequent impact on economic activity. The potential effect of the pandemic on our results includes:

•
the likelihood of a negative impact on supply chain net sales, particularly in companion animal-related sales as wellness-related veterinary practice visits decline as a result of COVID-19; net sales into the companion-animal market represent approximately 75% of our global supply chain net sales,

•
the likelihood of a negative impact on certain software-related sales as customers may defer certain purchasing decisions; sales of these software solutions represented approximately 2.5% of our net sales in 2019, and

•	the likelihood of a positive impact on prescription management net sales as demand for home delivery services accelerates alongside social distancing measures.

To help veterinarians respond and deliver continued care during the COVID-19 pandemic, we have created resources for veterinary practices, including launching a series of webinars featuring practice managers and owners discussing strategies and real-world tactics. In April 2020, we began embedding secure video teleconferencing capabilities across our global suite of practice information management systems (PIMS), client communications, and prescription management solutions. This new functionality provides a seamless and easily accessible way for veterinarians to service their clients and patients remotely using their existing Covetrus technology solutions. To support the veterinary community during the COVID-19 pandemic, all users of Covetrus technology platforms will have free access to video conferencing capabilities, until further notice.

To protect the health and safety of our employees, we implemented workplace regulations and recommended guidelines from government and public health authorities related to COVID-19. This included frequent washing of hands, daily disinfecting of workspaces, and limiting non-essential travel. For employees who recently traveled to affected areas, a two-week quarantine was required prior to returning to work. In our pharmacies, it has been our standard practice to strictly comply with United States Pharmacopeia regulations on the use and application of personal protective equipment by all staff. In March 2020, we transitioned a large portion of our teams to working remotely and implemented staggered schedules in our distribution facilities. We also created a COVID-19 Info Portal on our Covetrus intranet that provides best practices for working at home and staying connected, communications from our leadership, internal contacts for any COVID-19 questions, and helpful external reference links.

We will continue to actively monitor how COVID-19 is impacting us and may take further actions to alter our business operations in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities. It is not clear what potential effects such alterations or modifications may have on our business, including the effects on our customers, employees, and prospects, or on our financial condition or results for the remainder of fiscal 2020 or beyond. We anticipate that government actions in response to the global health crisis caused by COVID-19 will continue to negatively impact economic activity across the globe.

Seasonality

Our quarterly sales and operating results have varied from period-to-period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause our customers to purchase animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns, which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Results of Operations

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	$ Change	% Change
Net sales	$1,065	$941	$124	13.2%
Cost of sales	863	764	99	13.0
Gross profit	202	177	25	14.1
Operating expenses:
Selling, general and administrative	222	186	36	19.4
Operating loss	$(20)	$(9)	$(11)	122.2%

Net loss	$(33)	$(14)	$(19)	135.7%
Net loss attributable to Covetrus	$(33)	$(13)	$(20)	153.8%

The year-over-year increase in Net sales was largely driven by acquisitions (primarily Vets First Choice), improved performance across our markets, certain stocking activity in several geographies in connection with the COVID-19 pandemic, and accelerating prescription management growth, partially offset by unfavorable foreign exchange and the loss of a customer in North America in the first quarter of 2019.

The year-over-year increase in Operating loss was primarily due to acquisitions and increased Selling, general and administrative expenses to drive our transformation as an independent, global public company.

The year-over-year increase in Net loss was primarily due to the same items that impacted operating losses as well as an increase in interest expense associated with the debt incurred to form Covetrus, a decrease in income tax benefit, and an increase in foreign currency losses.

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	$ Change	% Change
North America	$550	$497	$53	10.7%
Europe	422	361	61	16.9
APAC & Emerging Markets	95	86	9	10.5
Eliminations	(2)	(3)	1	33.3
Total Net sales	$1,065	$941	$124	13.2%

Net sales for the three months ended March 31, 2020 increased compared to the three months ended March 31, 2019 primarily due to the contribution of $50 million in net sales from acquisitions, improved performance across our markets, $34 million from increased stocking activity in connection with the COVID-19 pandemic, and a $27 million increase due to accelerating prescription management growth, partially offset by $19 million in unfavorable foreign exchange and the loss of a customer in North America. The drivers by segment are detailed below:

•
North America increased primarily due to the acquisition of Vets First Choice which contributed $27 million in net sales from accelerating prescription management growth and $24 million from the full quarter of sales this year versus a partial quarter last year (February 8 - March 31, 2019). The increase in supply chain net sales was partially offset by the loss of a customer in the first quarter of 2019.

•
Europe increased primarily due to the contribution of approximately $27 million in net sales from customer stocking activity in connection with COVID-19, $25 million due to 2019 acquisitions in France and Romania, and organic growth in most of our markets in the region, partially offset by unfavorable foreign currency exchange of $11 million.

•
APAC & Emerging Markets increased primarily due to the contribution of $10 million in net sales from organic growth, a $7 million increase from customer stocking activity in connection with COVID-19, and acquisition of a business in Brazil. These increases were partially offset by unfavorable foreign exchange of $9 million.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	March 31, 2020	Gross Margin %	March 31, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$119	21.6%	$105	21.1%	$14	13.3%
Europe	64	15.2	55	15.2	9	16.4
APAC & Emerging Markets	19	20.0	17	19.8	2	11.8
Total Gross profit	$202	19.0%	$177	18.8%	$25	14.1%

During the three months ended March 31, 2020, the increase in gross profit was largely driven by $13 million from acquisitions, primarily Vets First Choice, as well as a $6 million increase related to accelerated prescription management growth, a $9 million increase from improved performance across our distribution markets, including stocking activity in connection with the COVID-19 pandemic. These increases were partially offset by unfavorable foreign exchange of $3 million. The drivers of the increase in our gross profit are further detailed below by segment:

•
North America increased primarily due to the acquisition of Vets First Choice which contributed $9 million from the full quarter of gross profit this year versus a partial quarter last year and $6 million from accelerating prescription management growth.

•
Europe increased primarily due to the contribution of $4 million from 2019 acquisitions in France and Romania, stocking activity in connection with COVID-19, and organic growth, partially offset by unfavorable foreign exchange of $1 million.

•
APAC & Emerging Markets increased due to the contribution of $3 million from organic growth and stocking activity in connection with COVID-19. These increases were partially offset by unfavorable foreign exchange of $2 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	$ Change	% Change
North America	$121	$98	$23	23.5%
Europe	53	44	9	20.5
APAC & Emerging Markets	13	14	(1)	(7.1)
Corporate	35	30	5	16.7
Total SG&A	$222	$186	$36	19.4%

SG&A expenses for the three months ended March 31, 2020 increased compared to the same period in 2019, primarily due to the contribution of $23 million in SG&A from acquisitions (primarily Vets First Choice) and increased expenses to drive our transformation as an independent, global public company. The drivers by segment and at Corporate are detailed below:

•
North America increased primarily due to the acquisition of Vets First Choice which contributed $19 million from the full quarter of SG&A expenses this year versus a partial quarter last year, as well as increased share-based compensation expenses.

•
Europe increased primarily due to the impact from acquisitions in France and Romania of $4 million, transaction costs of $2 million, as well as increased payroll, IT, and facility costs associated with the formation of Covetrus.

•	APAC & Emerging Markets decreased due to favorable foreign exchange of $1 million.

•
Corporate increased primarily due to increased costs of $8 million related to various corporate functions as we establish ourselves as an independent, global public company, transaction costs of $4 million, and strategic consulting fees of $4 million which were partially offset by the effect of share-based compensation being recorded at our business unit level this year as compared to being recorded at the Corporate level in the first quarter last year. We expect that SG&A expenses will likely increase through 2020 as we continue our transformation.

Income taxes

Income tax benefit for the three months ended March 31, 2020 was $2 million on a loss before income taxes and equity earnings in affiliates of $35 million for a consolidated effective tax rate of 5.7%. The difference between our consolidated effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and non-deductible expenses associated with share-based compensation.

Income tax benefit for the three months ended March 31, 2019 was $4 million on a loss before income taxes and equity earnings in affiliates of $18 million for a consolidated effective tax rate of 22.2%. The difference between our consolidated effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to state and foreign income taxes and interest expense.

Adjusted EBITDA

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	$ Change	% Change
North America	$41	$35	$6	17.1%
Europe	18	16	2	12.5
APAC & Emerging Markets	7	5	2	40.0
Corporate	(18)	(4)	(14)	NA
Total Adjusted EBITDA	$48	$52	$(4)	(7.7)%

Total non-GAAP Adjusted EBITDA decreased largely due to increasing costs incurred as we transform into an independent, global public company, partially offset by the acceleration of prescription management growth and the benefit from stocking activity in connection with COVID-19. The changes by segment and at Corporate are detailed below:

•
North America increased primarily due to the acquisition of Vets First Choice which contributed accelerating prescription management growth and a full quarter this year versus a partial quarter last year. Our supply chain business also contributed modestly to the year-over-year increase in adjusted EBITDA.

•	Europe increased primarily due to stocking activity in connection with COVID-19 and 2019 acquisitions.

•	APAC & Emerging Markets increased primarily due to organic growth and stocking activity in connection with COVID-19.

•	Corporate contributed to a $14 million decrease in adjusted EBITDA as we establish ourselves as an independent, global public company.

Liquidity and Capital Resources

Impact of COVID-19 on Liquidity and Capital Resources

Over the short period of time that COVID-19 took to become a global pandemic, it has also had a rapid, negative impact on global capital markets. Many equity prices have tumbled and the investment funds flowing into certain debt markets have paused or become more expensive to borrowers. As a result, some governments have offered deferred tax schemes, guarantees, and loan programs to individuals, small businesses, and larger companies as methods to boost liquidity, maintain workforces, and/or help soften the impact of COVID-19 on our business capital structure and financial results. We are not immune to the impact of COVID-19 and so have taken steps to improve our liquidity position.

Near quarter-end, as a precaution, we borrowed additional funds from our revolving credit facility to increase our cash balance on hand, allowing us more flexibility to quickly transfer funds to any one of our businesses located across the globe. We were able to complete the previously announced sale of our scil animal-care business under challenging business conditions, which provided approximately $100 million in net cash proceeds in April 2020. We used $45 million of these proceeds to prepay our remaining quarterly term loan principal amortization payments for 2020. On April 30, 2020, we entered into an Investment Agreement pursuant to which we agreed to sell our Series A Preferred Stock in a private placement for $250 million in gross proceeds. The transaction is expected to close on or about May 19, 2020, subject to customary closing conditions. The proceeds are expected to be used to repay a portion of our revolver borrowings, provide additional short-term liquidity, and support general corporate purposes. See Note 16 - Subsequent Events. Our operational plans to manage our liquidity include reducing non-critical capital expenditures, sharpening our focus on collecting amounts owed to us by customers and for supplier rebates, managing opportunistic inventory purchases as we carefully monitor sales forecasts, quickly reducing our other costs, considering additional borrowings if needed based on availability under our revolving credit facility from time-to-time, and maximizing our payment terms wherever possible.

We anticipate the incremental borrowing under our revolving credit facility will increase our interest expense to an extent over the near-term, mitigated to a degree by fully paying the required $60 million 2020 amortization payments which immediately reduced our term loan outstanding. The February 2020 amendment to our credit agreement will permit us to maintain the revolving credit facility borrowings and help mitigate some potential COVID-19 impact to our earnings, while remaining compliant with our debt covenants as the step down of our leverage covenant from 5.50x to 5.00x was delayed until our second quarter ending June 30, 2021. We were in compliance with the covenants in our credit agreement as of March 31, 2020.

The duration of the COVID-19 pandemic, however, is unknown. Should the pandemic extend beyond this year, we may experience a negative impact on our liquidity position. It is also possible that demand for our products and services could rapidly fall, we may incur challenges in collecting payments from customers, and we may not be able to quickly reduce our outflows in response or by enough to offset a potential cash imbalance, or we could experience a reduction in earnings. While we may have access to different forms of capital markets funding, the terms and conditions for obtaining such liquidity could prove more expensive to us and come with more onerous compliance requirements. Any combination of these potential circumstances could impact our ability to comply with our debt covenants, limit our ability to draw or maintain borrowings under our revolving credit facility, or pose a severe threat to our financial stability. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, research government-backed loan programs that may be available to us and/or to our customers, and monitor the capital markets for additional opportunities to improve our liquidity position.

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, available borrowing capacity under our credit facility, and cash proceeds received from divestitures. Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as a long-lasting COVID-19 pandemic, could adversely impact our ability to do so. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Working capital requirements, which can be substantial and susceptible to fluctuations during the year due to seasonal demands, generally result from sales growth, inventory purchase patterns driven by sales activity and buy-in opportunities, our desired level of inventory, and payment terms for receivables and payables. In addition, in the absence of COVID-19, we would expect that our selling, general and administrative expenses to likely increase through 2020 as we continue to transform our business.

Under normal historical operating conditions, we would expect to incur additional disbursements in connection with the following:

•	Expansion of global sales and marketing efforts,

•	Increase of our pharmaceutical operations capacity,

•	International development,

•	Equity investment and business acquisitions we may fund from time to time,

•	Term loan facility amortization payments (prepaid for 2020, but beginning again in March 2021),

•	Capital investments in current and future facilities, and

•	Pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed.

Similarly, as previously noted, we anticipate that we will continue to incur significant interest expense related to debt service on the credit facility.

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity needs over the next 12 months through the use of our cash and cash equivalents of $205 million, cash flow from operations, access to available funds by borrowing against our credit facility, net cash proceeds to be received from divestitures of non-core business operations, and the sale of perpetual convertible preferred equity. Our decisions to use available liquidity will be based upon the duration of the COVID-19 pandemic and our continuing review of the funding needs for our business, optimizing the allocation of cash resources for investments, capital structure changes or business combinations, and the timing of cash flow generation.

Cash and Cash Equivalents

As of March 31, 2020, we had Cash and cash equivalents of $205 million in our bank accounts globally. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
(In millions)	March 31, 2020	March 31, 2019	$ Change
Net cash used for operating activities	$(76)	$(31)	$(45)
Net cash used for investing activities	(7)	(33)	26
Net cash provided by financing activities	159	116	43
Total net cash flows	$76	$52	$24

Cash inflows and outflows from changes in operating activities

For the three months ended March 31, 2020, net cash used for operating activities increased over the three months ended March 31, 2019, primarily due to lower accounts payable and higher accounts receivables in 2020 and lower operating earnings due to increased costs as we establish ourselves as an independent, global company.

Cash inflows and outflows from changes in investing activities

For the three months ended March 31, 2020, net cash used for investing activities decreased compared to the three months ended March 31, 2019, primarily due to $25 million in equity investments and business acquisitions, net of cash acquired, in the prior year period and $4 million in proceeds we received from the sale of property and equipment in the current period which were partially offset by an $1 million increase in capital spending for property and equipment.

Cash inflows and outflows from changes in financing activities

For the three months ended March 31, 2020, net cash provided by financing activities increased over the three months ended March 31, 2019, primarily due to $190 million we borrowed under our revolving credit facility partially offset by principal payments, debt issuance costs, and acquisition payments totaling $31 million. Last year, we had inflows from bank debt and our Former Parent of $1.4 billion offset by a dividend payment to Former Parent, principal payments, debt issuance costs, and acquisition of non-controlling interests in subsidiaries totaling $1.3 billion.

Contractual Obligations

We did not have any material changes in our contractual obligations since the end of fiscal year 2019 outside activities in the ordinary course of business.

Off-balance Sheet Arrangements

As of March 31, 2020, we had $10 million outstanding in standby letters of credit that primarily guarantee our performance under a business acquisition transaction as well as support our obligations related to our insurance programs and $4 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions. In April 2020, we made a final payment of $9 million for a 2019 acquisition and as a result the associated $9 million letter of credit expired, which increases the amount available to be borrowed under our revolving line of credit.

Critical Accounting Estimates

Business Acquisitions, Acquired Goodwill, and Intangible Assets

The COVID-19 pandemic has brought great uncertainty and volatility to markets across the world, the effects of which have forced us to consider whether the pandemic is considered a triggering event for goodwill impairment purposes and, further, if goodwill is impaired as of March 31, 2020. Testing goodwill for impairment is required at least annually, however, any triggering event occurring between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount requires goodwill to be tested.

We experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment review as of March 31, 2020. We tested for goodwill impairment by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount considering several downside scenarios and our current 2020 and 2021 forecasts, all of which include the COVID-19 pandemic impacts on our business, among other factors. We recalculated the North America reporting unit’s fair value under an income-based approach using discount rates in the range of 8.5% to 9.0%, which considered market participant inputs regarding capital structure and risk premiums and resulted in a reasonable reconciliation to our current market capitalization. The income-based approach resulted in a fair value that exceeded the carrying amount by $2 million and $156 million at discount rates of 9.0% and 8.5%, respectively.

Nevertheless, we consider our North America reporting unit's goodwill to be at risk and changes in our forecast of future operating or financial results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair value of our goodwill-bearing reporting unit and may result in a goodwill impairment charge in the future.

Income Taxes

On March 27, 2020, the CARES Act, a substantial tax-and-spending package, was signed by the President of the United States to provide additional economic stimulus to address the impact of the COVID-19 pandemic. For the three months ended March 31, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to the CARES Act. The ultimate impact may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in response to the COVID-19 pandemic and the CARES Act.

Other than the items noted above, there have been no other material changes in our critical accounting estimates from those disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 - Business Overview and Significant Accounting Policies.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of March 31, 2020, entered into hedging arrangements as the majority of our foreign exchange risk is translation-based, rather than transaction-based. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward contracts with financial institutions to manage risk effectively and efficiently. If we were to engage in such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not plan to execute derivative financial instruments for trading or speculative purposes.

In addition to the impact that the COVID-19 pandemic is having on foreign currency markets, and thus on potentially executing effective and efficient hedging strategies, we have continuing exposure to Brexit. The primary Brexit risk we face is supply chain-related, specifically for our replenishment of certain inventory stock sourced from U.K. vendors who may manufacture such goods in their subsidiaries outside the U.K. and thus need to import those goods into the U.K. As a result of uncertainty created by Brexit, towards the end of 2020 and after reducing stock levels in response to COVID-19, we plan to rebuild our previously held contingency stock levels by increasing our inventory of such vendor-imported goods by an additional 10% - 20% to satisfy potential customer demand, which action will expose us to incremental foreign exchange risk.

As of March 31, 2020, a hypothetical 5% fluctuation in foreign exchange rates where we conduct our business vis-à-vis the U.S. dollar would have resulted in a change of $1 million in annualized operating income.

Interest Rate Risk

At March 31, 2020, we had variable-rate borrowings of $1.4 billion under the credit facility. Increases in the underlying interest rate elections we make with credit facility borrowings will generally negatively affect interest expense, while decreases to the underlying interest rates will generally have a positive influence on our interest expense. COVID-19’s impact on the variable rates to which we are exposed has been a benefit to us so far, however, this could reverse as COVID-19 wanes and rates rise. We regularly review projected borrowings under the credit facility and the current interest rate environment.

In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. See Note 8 - Derivatives and Financial Instruments. Our earnings are affected by changes in interest rates, however, due to our interest rate swap contracts, the effects are mitigated to an extent.

If market interest rates increase 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $8 million.

If market interest rates decrease 1% over the next 12 months, the change to our net interest expense, after considering the effects of our interest rate swap contracts, would not be material.

Our credit facility contains a LIBOR floor of 0.00% while our interest rate swap contracts do not include floors. Our interest expense could, theoretically, increase should LIBOR fall into negative territory. The further LIBOR falls below the fixed rates set within our swap contracts, the more additional interest expense we pay for swap settlements. Conversely, we receive interest for swap settlements when LIBOR is greater than the swaps’ fixed rates. The higher LIBOR rises above the fixed rates, the less interest expense we effectively pay.

Among the many actions taken by the Federal Reserve System to reduce the impact of the COVID-19 pandemic, the decision by its Federal Open Market Committee to lower interest rates has generally benefited us in the form of lower interest expense. This benefit though is offset by higher interest rate swap settlement payments by us, the lower interest rates fall. Thus, the market risk resulting from interest rate fluctuations can be mitigated but will not be entirely eliminated through our interest rate swap contracts.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act, is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of two material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As previously disclosed in our Form 10-K, Item 9A, for the year ended December 31, 2019, management identified deficiencies in our internal controls over financial reporting related to (i) the operation of information technology general controls (“ITGCs”) in the areas of logical security and change management in certain financially relevant systems, and (ii) accounting for income taxes that stemmed from issues associated with the transition to establish expanded in-house tax capabilities and utilization of new tax consultants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management took the following actions to address the material weakness in ITGCs:

•
Improved the operation and monitoring of control activities and procedures associated with logical security including user and administrator access to the affected IT systems, including both preventive and detective control activities,

•
Improved the operation of program change management control activities to track authorizations to changes and emergency change management procedures across the affected IT systems, including both preventive and detective controls activities, and

•	Implemented additional training for resources in the functional areas that support and monitor our IT systems and information generated therefrom.

Management believes that these efforts have effectively addressed the material weakness in ITGCs. However, this material weakness in our internal control over financial reporting will not be considered remediated until (i) the relevant controls are in operation for a sufficient period of time, and (ii) the relevant controls are tested and concluded by management to be designed and operating effectively. The material weakness in ITGCs did not result in any identified misstatements in our financial statements in the current period and there were no changes in previously released financial results.

Management is taking the following actions to address the material weakness in income taxes:

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

We cannot provide assurance that our internal controls over income taxes will be effective as a result of these remediation efforts. In addition, as we continue to evaluate and work to improve our internal controls over income taxes, management may determine to take additional measures to address control deficiencies or determine to modify the remediation efforts described above.

Changes in Internal Control over Financial Reporting

Other than as described above, there have been no other changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

See Item 1A. Risk Factors.

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

PART II

Item 1. Legal Proceedings

Refer to Note 10 - Commitments and Contingencies for information relating to legal proceedings.

Item 1A. Risk Factors

In addition to the other information set forth in this Report, you should carefully consider the factors discussed in our Form 10-K. Except as set forth below, there have been no material changes to the risk factors disclosed in the Form 10-K. If any of the events described below or in our Form 10-K actually occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected, and the trading price of our common stock could decline. Our business could also be affected by additional factors that are not presently known to us or that we currently consider not material. The reader should not consider these factors to be a complete statement of all risks and uncertainties.

We face risks related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business, results of operations, and could also have an effect on our ability to maintain effective internal controls.
Our business has been and could continue to be adversely affected by a widespread outbreak of contagious disease, including the recent pandemic of respiratory illness caused by a novel coronavirus known as COVID-19. Global health concerns relating to the COVID-19 pandemic have been weighing on the macroeconomic environment, and the pandemic has significantly increased economic volatility and uncertainty.

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles, insurance coverage levels, and demand for our products and services. Such measures may remain in place for a significant period of time and may adversely affect our results of operations. For example, despite an increase in net sales in the first quarter of 2020 relative to the prior year period, net sales have begun to weaken during the last eight weeks, and it is possible that we may experience further declines in the future.

The spread of COVID-19 has caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, reduction of non-critical capital expenditures, executive, board, and other senior-level employee compensation reductions, employee furloughs, certain shift eliminations, a hiring freeze, discretionary spending deferrals and the deferral of payroll taxes under the CARES Act). We have also begun decreasing our inventory levels to ensure we hold appropriate stock for market conditions, and have initiated negotiations for extended payment terms on certain contracts, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted, and our stock price could decline.

The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, and potentially our control procedures is highly uncertain and cannot be predicted, and will depend on a number of factors including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly, and to what extent, normal economic and operating activities can resume. For example, the COVID-19 pandemic has led to increased volatility in our stock price, and a sustained decline in our market capitalization (or the occurrence of other events in connection with the COVID-19 pandemic) may require us to perform an additional interim impairment review and potentially record an impairment charge to goodwill. In addition, due to current internal policies, most of our employees are working remotely, which could, in the future, have an effect on our internal control over financial reporting. The COVID-19 pandemic could also limit the ability of our customers, suppliers, and business partners to perform, including our customers' ability to make timely payments to us during and following the pandemic. We may also experience a suspension of services from third parties. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19 pandemic could have a material adverse effect on the demand for our products and services. Under difficult economic conditions, consumers may seek to reduce discretionary spending by forgoing our services or choosing not to purchase our products. Decreased demand for our products and services could negatively affect our overall financial performance.

There are no comparable recent events which may provide guidance as to the effect of the spread of COVID-19 and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, control procedures, or the global economy as a whole. However, the effects could have a material impact on our results of operations and could cause continued volatility in our stock price, and we will continue to monitor the situation closely.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted in the United States, which among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limited the ability to deduct net interest expense to 30% of adjusted earnings, in addition to making other significant changes to corporate and international tax provisions. Additionally, on March 27, 2020, the CARES Act, which changes certain aspects of the Tax Act, including provisions relating to the use of net operating losses and the deductibility of business interest expense, was signed into law. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business and financial condition could be materially adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax laws.

Item 2. Unregistered Sales of Securities and Use of Proceeds

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
January 2020	—	$—	—	—
February 2020	—	$—	—	—
March 2020	15,347	$11.04	—	—
	15,347	$11.04	—	—

(1) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occurs upon vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date	No.

10.1†	Separation and Release Agreement, dated as of January 15, 2020, by and between Covetrus, Inc. and Christine T. Komola	8-K/A	1/21/2020	10.1

10.2†	Form of Performance Stock Unit Agreement	8-K	1/21/2020	10.1

10.3†	Form of Performance Stock Unit Agreement for Non-U.S. Participants	8-K	1/21/2020	10.2

10.4†	Separation and Release Agreement, effective as of February 13, 2020, by and between the Company and David Christopher Dollar	8-K/A	2/20/2020	10.1

10.5	First Amendment, dated as of February 27, 2020, to the Credit Agreement dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time	10-K	3/3/2020	10.31

10.6†	Employment Agreement, dated as of March 20, 2020, by and between Covetrus, Inc. and Benjamin Wolin	8-K	3/24/2020	10.1

10.7	Investment Agreement, dated as of April 30, 2020, between Covetrus, Inc. and CD&R VFC Holdings, L.P.	8-K	5/1/2020	10.1

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	May 14, 2020	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	Chief Executive Officer, President and Director
(Principal Executive Officer)

Date:	May 14, 2020	By:	/s/ Stuart B. Gleichenhaus
		Name:	Stuart B. Gleichenhaus
		Title:	Interim Chief Financial Officer
(Principal Financial Officer)