Form 10-Q
period 2020-06-30
COVETRUS, INC.
filed 2020-08-11
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2020
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
The registrant had 112,826,098 shares of common stock outstanding as of August 7, 2020.

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$414	$130
Accounts receivable, net of allowance of $6 and $8	470	426
Inventories, net	484	636
Other receivables	75	67
Prepaid expenses and other	41	30
Assets held for sale	—	51
Total current assets	1,484	1,340
Non-current assets:
Property and equipment, net of accumulated depreciation of $94 and $84	102	93
Operating lease right-of-use assets, net (Note 5)	127	84
Goodwill	1,154	1,154
Other intangibles, net (Note 6)	572	643
Investments and other (Note 3)	87	47
Total assets	$3,526	$3,361
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$429	$520
Current maturities of long-term debt and other borrowings (Note 7)	31	62
Accrued payroll and related liabilities	50	44
Accrued taxes	48	18
Other current liabilities	162	164
Liabilities held for sale	—	21
Total current liabilities	720	829
Non-current liabilities:
Long-term debt and other borrowings, net (Note 7)	1,095	1,125
Deferred taxes	41	47
Other liabilities	141	94
Total liabilities	1,997	2,095
Commitments and contingencies (Note 10)
Mezzanine equity:
Redeemable non-controlling interests (Note 11)	9	10
Redeemable series A convertible preferred stock, $0.01 par value, $1,000 per share liquidation preference, 250,000 shares authorized, issued, and outstanding as of June 30, 2020 (Note 12)	244	—
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 112,674,657 shares issued and outstanding as of June 30, 2020; 111,620,507 shares issued and outstanding as of December 31, 2019	1	1
Accumulated other comprehensive loss (Note 13)	(107)	(86)
Additional paid-in capital	2,404	2,381
Accumulated deficit	(1,022)	(1,040)
Total shareholders’ equity	1,276	1,256
Total liabilities, mezzanine equity, and shareholders’ equity	$3,526	$3,361
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net sales (Note 4)	$1,026	$1,009	$2,091	$1,950
Cost of sales	834	816	1,696	1,580
Gross profit	192	193	395	370
Operating expenses:
Selling, general and administrative	196	198	419	384
Operating loss	(4)	(5)	(24)	(14)
Other income (expense):
Interest income	1	2	1	3
Interest expense	(14)	(15)	(28)	(26)
Other, net (Note 3)	76	13	75	15
Income (loss) before taxes and equity in earnings of affiliates	59	(5)	24	(22)
Income tax expense (Note 14)	(6)	(5)	(4)	(1)
Equity in net earnings of affiliates (Note 3)	1	—	1	—
Net income (loss)	54	(10)	21	(23)
Less: net income attributable to redeemable non-controlling interests	—	—	(1)	—
Net income (loss) attributable to Covetrus	$54	$(10)	$20	$(23)

Earnings (loss) per share attributable to Covetrus: (Note 15)
Basic	$0.40	$(0.09)	$0.15	$(0.22)
Diluted	$0.40	$(0.09)	$0.15	$(0.22)
Weighted-average common shares outstanding:
Basic	112	112	112	103
Diluted	113	112	113	103

See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$54	$(10)	$21	$(23)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	6	4	(16)	5
Unrealized gain (loss) on derivative instruments	1	—	(7)	—
Total other comprehensive income (loss)	7	4	(23)	5
Comprehensive income (loss)	61	(6)	(2)	(18)

Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net income	—	—	(1)	—
Foreign currency translation (gain) loss	—	—	(2)	1
Comprehensive income attributable to redeemable non-controlling interests	—	—	(3)	1
Comprehensive income (loss) attributable to Covetrus	$61	$(6)	$(5)	$(17)
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2020	111,854,439	$1	$2,390	$(1,074)	$(116)	$1,201
Net income attributable to Covetrus	—	—	—	54	—	54
Issuance of shares in connection with share-based compensation plans	820,218	—	4	—	—	4
Share-based compensation	—	—	10	—	—	10
Series A preferred stock cash dividend	—	—	—	(2)	—	(2)
Other comprehensive income	—	—	—	—	9	9
Balance at June 30, 2020	112,674,657	$1	$2,404	$(1,022)	$(107)	$1,276

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$2,381	$(1,040)	$(86)	$1,256
Net income attributable to Covetrus	—	—	—	20	—	20
Issuance of shares in connection with share-based compensation plans	1,054,150	—	4	—	—	4
Share-based compensation	—	—	19	—	—	19
Series A preferred stock cash dividend	—	—	—	(2)	—	(2)
Other comprehensive loss	—	—	—	—	(21)	(21)
Balance at June 30, 2020	112,674,657	$1	$2,404	$(1,022)	$(107)	$1,276

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited) (Continued)

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2019	111,576,343	$1	$2,395	$(21)	$(81)	$—	$2,294
Net (loss) income attributable to Covetrus	—	—	—	(12)	—	2	(10)
Dividend to Former Parent	—	—	(21)	—	—	—	(21)
Shares held in escrow expected to be canceled	—	—	(30)	—	—	—	(30)
Net decrease in Former Parent investment	—	—	—	—	—	(2)	(2)
Issuance of shares in connection with share-based compensation plans	356,148	—	2	—	—	—	2
Share-based compensation	—	—	10	—	—	—	10
Other comprehensive income	—	—	—	—	4	—	4
Balance at June 30, 2019	111,932,491	$1	$2,356	$(33)	$(77)	$—	$2,247

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 29, 2018	—	$—	$—	$—	$(82)	$1,576	$1,494
Net (loss) income attributable to Covetrus (a)	—	—	—	(33)	—	10	(23)
Dividend to Former Parent	—	—	(21)	—	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	608	—	—	(609)	—
Issuance of shares in connection with the Acquisition	39,742,089	—	1,772	—	—	—	1,772
Shares held in escrow expected to be canceled	—	—	(30)	—	—	—	(30)
Net increase in Former Parent investment	—	—	—	—	—	176	176
Issuance of shares in connection with share-based compensation plans	496,976	—	2	—	—	—	2
Share-based compensation	—	—	25	—	—	—	25
Other comprehensive income	—	—	—	—	5	—	5
Balance at June 30, 2019	111,932,491	$1	$2,356	$(33)	$(77)	$—	$2,247

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the Former Parent as it was the sole shareholder prior to February 7, 2019.
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$21	$(23)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	82	71
Amortization of right-of-use assets	12	10
Gain on divestiture of a business	(73)	—
Share-based compensation expense	19	25
Benefit for deferred income taxes	(2)	(9)
Gain on affiliate investment	—	(11)
Amortization of debt issuance costs	3	3
Other	(2)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(56)	(13)
Inventories, net	130	21
Other assets and liabilities	(14)	(77)
Accounts payable and accrued expenses	(66)	6
Net cash provided by operating activities	54	3
Cash flows from investing activities:
Purchases of property and equipment	(24)	(21)
Payments related to equity investments and business acquisitions, net of cash acquired	(13)	(25)
Proceeds from divestiture of a business, net	104	—
Proceeds from sale of property and equipment	4	1
Net cash provided by (used for) investing activities	71	(45)
Cash flows from financing activities:
Proceeds from revolving credit facility	190	—
Repayment of revolving credit facility	(190)	—
Proceeds from issuance of debt	—	1,220
Principal payments of debt	(62)	(43)
Debt issuance and amendment costs	(5)	(24)
Dividend paid to Former Parent	—	(1,174)
Issuance of common shares in connection with share-based compensation plans	4	3
Net transfers from Former Parent	—	165
Proceeds from issuance of Series A preferred stock	250	—
Series A preferred stock issuance costs	(6)	—
Series A preferred stock dividend	(2)	—
Acquisition payment	(17)	—
Acquisitions of non-controlling interests in subsidiaries	—	(74)
Net cash provided by financing activities	162	73
Effect of exchange rate changes on cash and cash equivalents	(3)	1
Net change in cash and cash equivalents	284	32
Cash and cash equivalents, beginning of period	130	23
Cash and cash equivalents, end of period	$414	$55

COVETRUS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited) (Continued)
	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash paid for:
Interest	$23	$22
Income taxes	$10	$10
Amounts included in the measurement of operating lease liabilities	$13	$12
Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$57	$71
Deconsolidation of a subsidiary (Note 3)	$15	$—
See notes to condensed consolidated financial statements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. Business Overview and Significant Accounting Policies

Business

Covetrus, Inc. (“Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves”) is a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. On February 7, 2019, Covetrus became an independent company through the consummation of the spin-off by Henry Schein (“Former Parent”) of its animal-health business (“Animal Health Business”) and the completion of its acquisition of Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”). On February 8, 2019, Covetrus began trading on the Nasdaq Stock Market. Accordingly, results provided in accordance with generally accepted accounting principles in the United States of America (“GAAP”) reflect the operations of the Animal Health Business from January 1, 2019 to June 30, 2019 and Vets First Choice for the period from February 8, 2019 to June 30, 2019.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2020, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

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

The accompanying unaudited condensed consolidated financial statements include the operations of the Company, as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances were eliminated in consolidation. Investments in unconsolidated affiliates, which are 20% to 50.01% owned, or investments of less than 20% in which we could influence the operating or financial decisions, are accounted for under the equity method.

Certain prior period amounts were reclassified or rounded to conform to the presentation of the current period.

Redeemable Convertible Preferred Stock

We classify our redeemable convertible preferred stock as mezzanine equity on our condensed consolidated balance sheets because it is redeemable at the option of holders upon a change of control as defined in the Certificate of Designation, Preferences and Rights for the Series A Preferred Stock (the “Certificate of Designations”), which is considered an event outside of our control. We recorded redeemable convertible preferred stock at fair value upon issuance, net of issuance costs. Our redeemable convertible preferred stock is not currently redeemable, nor is it probable of redemption. If and when a change of control becomes probable, we will accrete the redeemable convertible preferred stock to redemption value.

Accounting Pronouncements

Adopted

•As of January 1, 2019, we adopted Accounting Standards Codification Topic 326, Credit Losses (“Topic 326”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019 and is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Retained earnings (Accumulated deficit) as of the beginning of the first reporting period in which the guidance of Topic 326 is effective. The adoption of Topic 326 did not have a material impact on the results of our condensed consolidated financial statements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

To be Adopted

•ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have a hard time understanding and simplifies the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the anticipated impact of this standard on our condensed consolidated financial statements as well as timing of adoption.

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. We are evaluating the impact of the LIBOR transition and this optional relief guidance on our condensed consolidated financial statements.

2. Novel Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic has resulted in social distancing and other measures that were instituted in various localities around the world. These measures led to phased temporary closures of non-essential businesses throughout many of the regions in which we conduct operations. However, veterinary care has been deemed an essential business in most of these regions and we continue to deliver products and services to our customers and their animal-owner clients. In addition, most of our customers are generally able to continue their operations through new social distancing guidelines which, depending on local regulations, can include telehealth and animal curbside check-in and drop-off at clinics. As a result, through June 30, 2020, we experienced limited disruption to our results of operations from the COVID-19 pandemic. However, the COVID-19 pandemic has created volatility and unpredictability to our business, including shifts in timing and channel mix, reduced travel and entertainment expenses due to travel restrictions, as well as other changes.

We believe our allowance for credit losses related to our accounts receivable is adequate as of June 30, 2020, due to the essential nature of our customers' businesses, as noted above, as well as the historic behavior of our large customer base. As the COVID-19 pandemic continues, there could be an increase in the aging of our accounts receivable, however, we do not anticipate a significant increase in defaults for such accounts receivable.

During the first quarter ended March 31, 2020, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment review of our goodwill as of March 31, 2020. We tested for goodwill impairment by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020. We did not experience triggering events during the second quarter ended June 30, 2020.

We took the following actions to help ensure that our business has flexibility to mitigate potential effects from continued global economic pressure:

•During the quarter ended March 31, 2020, we borrowed funds under our revolving line of credit to increase our cash position and provide flexibility. In May 2020, we used a portion of the $244 million in aggregate net proceeds from the issuance of our Series A Convertible Preferred Stock to repay borrowings under our revolving line of credit. See Note 7 - Long-term Debt and Other Borrowings, Net and Note 12 - Redeemable Series A Convertible Preferred Stock.
•We reduced our non-critical, near-term planned capital expenditures.
•We negotiated for extended payment terms on certain contracts.
•We managed our inventory levels in line with expected demand.
•We instituted cost containment measures including temporary executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, discretionary spending deferrals, deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and suspended our 401(k)-employer match.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Some of these actions have been eased alongside our improved business performance and the recovery in our end-market. For example, in July, we returned to pre-COVID-19 compensation levels and, in August, we expect to reinstate our 401(k)-employer match. Hiring for our business was strictly limited, especially in response to the COVID-19 pandemic; however, we are relaxing the restrictions we instituted as part of our temporary hiring freeze. We continue to monitor our business performance and intend to take a cautious, but balanced approach in managing our expenses in light of uncertainty created by the COVID-19 pandemic.

Risk and Uncertainties

The duration and severity of COVID-19-related potential disruptions and the actions we have taken, and may take in the future, in response thereto, involve risks and uncertainties, and it is not possible at this time to estimate the impact that COVID-19 could have on our business. The impact of COVID-19 on various business activities in affected countries could adversely affect our estimates, results of operations, and financial condition.

3. Divestiture and Equity Method Investment

Divestiture

On April 1, 2020, we completed the divestiture of our scil animal-care business (“scil”) to Heska Corporation for $110 million pursuant to an amended purchase agreement. The cash flow impact of the transaction is $104 million which represents gross proceeds, net of cash included in the sale.

The sale of scil resulted in a pre-tax gain of $73 million that was recognized during the three months ended June 30, 2020 and included in Other, net in our condensed consolidated statements of operation.

Equity Method Investment

On April 30, 2020, we completed the previously announced combination of our subsidiary, Spain Animal Health Solutions S.L.U. (“SAHS”), with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We contributed SAHS by means of a contribution in kind of all the shares of SAHS in exchange for the transfer of shares from shareholders of Distrivet, S.A. (“Distrivet Shareholders”). In addition, at closing, we made a payment of $11 million, and we are obligated to make an additional payment of $11 million on the one-year anniversary of the closing of the combination. As a result of these transactions, we now own 50.01% of the new company, called Distrivet, a Covetrus company (“Distrivet”).

Based on Distrivet's governance structure, we do not have power over key financial and operating decisions that are made in the ordinary course of business. Accordingly, our investment in Distrivet is accounted for under the equity method and Distrivet is considered a related party. See Note 17 - Related Party Transactions.

The Investment and Shareholders Agreement of Distrivet, S.A. (“Agreement”) executed on January 13, 2020, contains put and call options on the shares owned by the Distrivet Shareholders, representing up to 49.99%, that are exercisable at fair market value based on floor and ceiling prices tied to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) multiples as specified in the Agreement. See Note 9 - Fair Value.

During the three months ended June 30, 2020, we deconsolidated SAHS, remeasured our retained investment initially at a fair value of $45 million, which was included in Investments and other in our condensed consolidated balance sheet, and recognized a gain of $1 million, which was included in Other, net in our condensed consolidated statements of operation. The fair value was measured using third-party valuation models and was determined using both the market approach and income approach, which includes discounted expected cash flows. As of June 30, 2020, the carrying amount of our investment in Distrivet was $47 million.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
4. Revenue from Contracts with Customers

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended June 30, 2020
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$495	$19	$110	$(22)	$602
Europe	342	2	—	(2)	342
APAC & Emerging Markets	83	2	—	—	85
Eliminations	(3)	—	—	—	(3)
Total Net sales	$917	$23	$110	$(24)	$1,026

	Three Months Ended June 30, 2019
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$472	$20	$67	$(7)	$552
Europe	370	3	—	(3)	370
APAC & Emerging Markets	88	2	—	—	90
Eliminations	(3)	—	—	—	(3)
Total Net sales	$927	$25	$67	$(10)	$1,009

	Six Months Ended June 30, 2020
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$956	$40	$195	$(39)	$1,152
Europe	766	4	—	(6)	764
APAC & Emerging Markets	176	4	—	—	180
Eliminations	(5)	—	—	—	(5)
Total Net sales	$1,893	$48	$195	$(45)	$2,091

	Six Months Ended June 30, 2019
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$915	$42	$100	$(8)	$1,049
Europe	733	5	—	(7)	731
APAC & Emerging Markets	172	4	—	—	176
Eliminations	(6)	—	—	—	(6)
Total Net sales	$1,814	$51	$100	$(15)	$1,950

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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Accounts Receivable

Accounts receivable are recognized at the amount invoiced and the carrying amount is reduced by an allowance for credit losses. Our estimation of current expected credit losses, with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We do not consider there to be significant concentrations of credit risk with regard to trade receivables due to the short-term nature of our accounts, our large customer base, and strong historical experience collecting receivables. The allowance for credit losses is based on a number of factors which include reviewing delinquent accounts receivable, historical data, experience, customer types, creditworthiness, and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability, and the allowance for credit losses is reviewed quarterly for any required adjustments. Accounts receivable are written-off when it is probable that all contractual payments due will not be collected.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to Accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other and non-current contract assets are included in Investments and other within the condensed consolidated balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of June 30, 2020 and December 31, 2019 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Other current liabilities and non-current contract liabilities are included in Other liabilities within the condensed consolidated balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. The current portion of contract liabilities of $29 million at June 30, 2020 and $37 million at December 31, 2019 were reported in Other current liabilities. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of June 30, 2020 were not material.

5. Leases

The lease for our compounding facility and office space in Arizona commenced on January 1, 2020, which increased our operating lease right-of-use assets and liabilities by $19 million. This facility has a lease term of 14 years. We also commenced or extended various other facility and equipment operating leases which individually were not material.

6. Other Intangibles, Net

Other intangibles, net includes customer relationships, trademarks, patents, product development, and non-compete arrangements.

The following table presents the balances within the condensed consolidated balance sheets as of:

	June 30, 2020	December 31, 2019
Gross definite-lived intangible assets	$993	$1,001
Less: Accumulated amortization	(421)	(358)
Other intangibles, net	$572	$643

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
The following table presents our amortization expense:

	Three Months Ended June 30,
Location	2020	2019
Cost of sales	$1	$1
Selling, general and administrative	32	33
Total amortization expense	$33	$34

7. Long-term Debt and Other Borrowings, Net

As of June 30, 2020, our Long-term debt and other borrowings, net consisted of the following:

	Commencement Date	Maturity Date	June 30, 2020	December 31, 2019
Revolving line of credit	February 2019	February 2024	$—	$—
Term loan payable; quarterly installments of $15 million began March 31, 2020 with balloon payment due at maturity	February 2019	February 2024	1,140	1,200
Loan payable with balloon payment due at maturity	February 2019	March 2023	5	6
Finance lease obligations			1	1
Total debt and other borrowings			1,146	1,207
Less: current maturities			(31)	(62)
Total Long-term debt and other borrowings			1,115	1,145
Less: unamortized debt discount			(20)	(20)
Total Long-term debt and other borrowings, net			$1,095	$1,125

The amount available for borrowing under the revolving line of credit as of June 30, 2020 was $299 million, subject to covenant restrictions.

In February 2020, our credit facility was amended primarily to delay the step down of our leverage covenant from 5.50x to 5.00x until June 30, 2021.

On April 10, 2020, we used $45 million in proceeds from the sale of scil (see Note 3 - Divestiture and Equity Method Investment) to prepay our remaining quarterly principal amortization term loan payments for 2020. Following this prepayment, the next quarterly principal amortization term loan payment of $15 million is due on March 31, 2021.
8. Derivatives and Financial Instruments

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.
In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts effectively fix the borrowing rates on a portion of our floating rate debt discussed in Note 7 - Long-term Debt and Other Borrowings, Net.
Our interest rate swap agreements exchange payment streams based on the notional principal amount. These agreements fix our future interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount. The base notional amount matures on July 31, 2021. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows we pay on our variable rate borrowings.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swap contracts	Other liabilities	$8	$1

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we perform a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. As of June 30, 2020, derivative gains and losses were reported as a component of Other comprehensive income (loss) and will subsequently be recorded in the condensed consolidated statements of operations when the hedged transaction is recognized in earnings.

The effect of cash flow hedges on Other comprehensive income (loss) was as follows:

Cash Flow Hedging Instruments	Location	Three Months Ended June 30, 2020	Six Months Ended June 30, 2020
Amounts recognized in Other comprehensive income (loss), net of tax	Accumulated other comprehensive loss	$1	$(7)

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $8 million.

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

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our condensed consolidated balance sheets, but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities
•Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
•Level 3 - Unobservable inputs for the asset or liability

There were no changes in valuation approaches or techniques during the three and six months ended June 30, 2020. See Note 9 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

	Level	June 30, 2020	December 31, 2019
Liabilities:
Interest rate swap contracts	2	$8	$1
Distrivet put option	3	5	—
Total liabilities		$13	$1

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Interest Rate Swap Contracts

Our derivatives at June 30, 2020 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange. See Note 8 - Derivatives and Financial Instruments.

Distrivet Put Option

The Distrivet put option fair value was derived from a Monte Carlo simulation methodology. The significant unobservable inputs utilized in this Level 3 fair value measurement includes the enterprise value of Distrivet, volatility, and cost of debt. We regularly evaluate each of the assumptions used in establishing this liability. Significant changes in assumptions could result in significantly lower or higher fair value measurements. See Note 3 - Divestiture and Equity Method Investment.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangibles, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2020 or the year ended December 31, 2019.

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

Long-term Debt

Our long-term debt is classified as a level 2 instrument. The carrying amount of the term loan approximates fair value given the underlying interest rate applied to such amounts outstanding and is currently reset to the prevailing monthly market rate.

10. Commitments and Contingencies

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material accrued loss contingencies were recorded as of June 30, 2020.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer (collectively, the “Defendants”). The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), by making allegedly false and misleading statements and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. We intend to defend the matter vigorously and have filed a motion to dismiss the lawsuit. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Purchase Obligations

We are party to an exclusive supply arrangement for certain products within the U.S. market. We amended this arrangement in February 2020 to extend the purchase obligations until 2025 which include unconditional purchase obligations totaling $44 million over this period. Our unconditional purchase obligations for 2020 is $8 million. During the six months ended June 30, 2020, we paid $4 million for products purchased under this exclusive arrangement, leaving a remaining commitment of $40 million. Our forecasted sales for products under this exclusive supply arrangement exceed our purchase obligations.

In 2019, we engaged a third-party for services over a three-year period ending December 31, 2022. The fixed portion of the contract is capped at $14 million while the variable portion of the contract is capped at $39 million over the term of the engagement. We consider the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $12 million until mid-November 2020 and $14 million thereafter, plus any variable performance fees through termination. During 2019, we incurred $2 million in fixed fees. During the six months ended June 30, 2020, we incurred $7 million in variable fees and $2 million in fixed fees under this arrangement, leaving a remaining potential commitment of $42 million.

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

The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$10	$92
Decrease due to redemptions	—	(74)
Net income (loss) attributable to redeemable non-controlling interests	1	(3)
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	(2)	1
Change to redemption value	—	(6)
Balance at end of period	$9	$10

12. Redeemable Series A Convertible Preferred Stock

On May 19, 2020, we issued 250,000 shares of our 7.5% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with a par value of $0.01 per share, for an aggregate purchase price of $250 million, or $1,000 per share, pursuant to an Investment Agreement (the “Investment Agreement”) with CD&R VFC Holdings, L.P. (the “Purchaser”), an affiliate of Clayton, Dubilier & Rice, LLC, dated April 30, 2020. We received net proceeds of $244 million after issuance costs, a portion of which was used to pay down our revolver borrowings and the remainder of which will be used to provide additional short-term liquidity and support general corporate purposes.

Our Series A Preferred Stock is a participating security for our calculation of earnings per share (see Note 15 - Earnings (Loss) Per Share). Below is a summary of our Series A Preferred Stock characteristics, which are set forth in the Certificate of Designations:

Voting and Other

The holders of our Series A Preferred Stock vote together with the holders of common stock as a single class on an as-converted basis. In addition, the holders are entitled to vote as a separate class on certain matters and as required by law.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
On an as-converted basis, together with the Purchaser's existing common shares of Covetrus, the Purchaser owns approximately 25% of pro forma common shares outstanding. However, unless certain stockholder approval is obtained, the terms of the Series A Preferred Stock limit the Purchaser's voting interest to 19.99% of our then-outstanding voting interests.

Under the terms of the Investment Agreement, the Purchaser has the right to appoint two designees to our board of directors.

Dividends

The holders participate in dividends on an as-converted basis when paid on common stock. Additionally, the holders are entitled to cumulative dividends, payable quarterly in arrears, at an annual rate of 7.5% of the stated value of $1,000 per share. Dividends may be paid in cash or accrue in accordance with the terms of the Certificate of Designations. For the three months ended June 30, 2020, our board of directors declared a pro rata quarterly dividend of $8.65 per share, or $2 million, that was paid on June 30, 2020. Accordingly, there were no cumulative dividends included in the accompanying condensed consolidated financial statements in connection with the outstanding shares of Series A Preferred Stock.

Conversion Rights

At the option of the holder, each share of the Series A Preferred Stock is convertible into common stock at any time as is determined by dividing the applicable conversion value by the applicable conversion price in effect at the time of conversion.

At the option of the Company, we may require the conversion of all of the outstanding shares of Series A Preferred Stock into the relevant number of shares of our common stock if either (i) our consolidated EBITDA (as defined in the Certificate of Designations) exceeds $300 million for two consecutive 12-month periods and our consolidated net total leverage ratio (as defined in the Certificate of Designations) as of the last day of such two consecutive 12-month periods does not exceed 4:00:1:00, or (ii) the volume-weighted average price of our common stock exceeds the product of the mandatory conversion threshold, 200%, if within two years of the issuance date multiplied by the conversion price on each of at least twenty trading days (whether or not consecutive) in a period of thirty consecutive trading days. Currently, our conversion price as described under (ii) above is $22.20.

However, unless certain stockholder approval is obtained, no share of Series A Preferred Stock is convertible into common stock if the conversion would result in the holder beneficially owning more than 19.99% of our then outstanding voting power.

In determining the appropriate classification for the conversion features of the Series A Preferred Stock, we determined that the conversion features do not meet the definition of a derivative and that bifurcation was not required as the features are considered clearly and closely related to the host instruments.

Redemption Provision

At the option of the holder, upon certain change in control events, each share of the Series A Preferred Stock is redeemable in an amount in cash equal to 101% of the liquidation preference thereof plus all accrued and unpaid dividends. Should the holders not redeem, we have the option to redeem the shares, upon certain change of control events, in an amount in cash equal to the liquidation preference as of the date of redemption, plus all accrued but unpaid dividends as of the date of redemption, plus certain additional amounts if the applicable redemption date is prior to the fifth anniversary of the date of issuance of such Series A Preferred Stock. As of June 30, 2020, a change in control was not probable.

We determined that bifurcation of the redemption features was not required as they do not require net settlement and therefore do not meet the definition of a derivative.

Liquidation Rights

In the event of any voluntary or involuntary liquidation, dissolution, or winding up of Covetrus, the holders of outstanding shares of Series A Preferred Stock are entitled to be paid out of the assets of Covetrus available for distribution to our shareholders before any payment to the holders of our common stock.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity.

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

	Derivative Loss	Foreign Currency Translation Loss	Total
Balance at December 29, 2018	$—	$(82)	$(82)
Other comprehensive loss before reclassifications	(1)	(4)	(5)
Reclassified from Accumulated other comprehensive loss to earnings	1	—	1
Balance at December 31, 2019	—	(86)	(86)
Other comprehensive loss before reclassifications	(7)	(16)	(23)
Reclassified from Accumulated other comprehensive loss to earnings	—	2	2
Balance at June 30, 2020	$(7)	$(100)	$(107)

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

14. Income Taxes

Income tax expense for the three months ended June 30, 2020 was $6 million on income before taxes and equity in earnings of affiliates of $59 million for a consolidated effective tax rate of 10.6%. The difference between our effective tax rate and the statutory tax rates for the jurisdictions in which we operate for the three months ended June 30, 2020, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and the sale of scil business units.

Income tax expense for the six months ended June 30, 2020 was $4 million on income before taxes and equity in earnings of affiliates of $24 million for a consolidated effective tax rate of 17.7%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the six months ended June 30, 2020, primarily related to non-deductible share-based compensation expense, the sale of scil business units, valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets, and the federal tax impact of international operations included as Global Intangible Low-Taxed Income (“GILTI”).

Income tax expense for the three months ended June 30, 2019 was $5 million on a loss before taxes and equity in earnings of affiliates of $5 million for a consolidated effective tax rate of (94.8)%. The difference between our effective tax rate and the statutory tax rates for the jurisdictions in which we operate for the three months ended June 30, 2019, primarily related to the change from using the actual effective tax rate methodology for the three months ended March 31, 2019 to an annualized effective tax rate methodology for the three and six months ended June 30, 2019.

Income tax expense for the six months ended June 30, 2019 was $1 million on a loss before taxes and equity in earnings of affiliates of $22 million for a consolidated effective tax rate of (2.4)%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the six months ended June 30, 2019, primarily related to the federal tax impact of international operations included as GILTI and non-deductible share-based compensation expense.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
The CARES Act
On March 27, 2020, the President of the United States signed the CARES Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act did not have a material impact on our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020.

15. Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, performance stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan, shares issuable under our Employee Stock Purchase Plan, and Series A Preferred Stock are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Covetrus	$54	$(10)	$20	$(23)

Adjustment for:
Dividends declared on Series A Preferred Stock	(2)	—	(2)	—
Allocation of earnings to participating securities	(6)	—	(1)	—

Income (loss) available to common shareholders	$46	$(10)	$17	$(23)

Denominator:
Basic
Weighted-average common shares outstanding	112	112	112	103
Diluted
Effect of dilutive shares	1	—	1	—
Weighted-average common shares outstanding	113	112	113	103
Income (loss) per share attributable to Covetrus:
Basic	$0.40	$(0.09)	$0.15	$(0.22)
Diluted	$0.40	$(0.09)	$0.15	$(0.22)

Potentially dilutive securities (a)	19	5	12	3

(a) Potentially dilutive securities attributable to outstanding convertible Series A Preferred Stock, stock options, restricted stock units, and restricted stock awards were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

16. Share-based Compensation

Share-based Compensation Expense

In connection with share-based payment awards, we recorded share-based compensation expense of $10 million for the three months ended June 30, 2020, $10 million for the three months ended June 30, 2019, $19 million for the six months ended June 30, 2020, and $25 million for the six months ended June 30, 2019 which is included in Selling, general and administrative within the condensed consolidated statements of operations. As of June 30, 2020, there was $72 million in unrecognized compensation expense related to nonvested share-based awards that is expected to be recognized over a weighted-average period of 2.0 years.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Performance-based Grants

Under our 2019 Omnibus Incentive Compensation Plan (the “Plan”), we grant restricted stock awards that are subject to performance conditions to certain participating employees. For the six months ended June 30, 2020, we granted 1,323,267 performance stock units (“PSUs”) under the Plan with a weighted-average fair value of $11.34. The performance stock units are subject to the specific performance conditions, vesting on a one-year performance cycle. Compensation expense for the PSUs for the three months ended June 30, 2020 was $1 million, which is included in share-based compensation expense noted above.

17. Related Party Transactions

Upon closing the transaction with Distrivet, S.A. on April 30, 2020 (see Note 3 - Divestiture and Equity Method Investment), Distrivet, our equity method investee, became a related party. During the three months ended June 30, 2020, we provided management services and corporate branding to Distrivet under our agreement, and we provided goods to Distrivet. These services and product sales were not material during this period.

18. Segment Data

The following tables reflect our segment and Corporate information and reconciles Adjusted EBITDA for reportable segments to consolidated Net income (loss) attributable to Covetrus:

	At and For the Three Months Ended June 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$602	$342	$85	$—	$(3)	$1,026
Adjusted EBITDA	$55	$16	$5	$(13)	$—	$63
Total assets	$3,066	$635	$132	$1,145	$(1,452)	$3,526

Reconciliation of net income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$54
Plus: Depreciation and amortization						41
Plus: Interest expense, net						13
Plus: Income tax expense						6
Earnings before interest, taxes, depreciation, and amortization						114
Plus: Share-based compensation						10
Plus: Strategic consulting						5
Plus: Separation programs and executive severance						1
Plus: Formation of Covetrus (a)						7
Plus: Capital structure						1
Less: Other income items, net (b)						(75)
Adjusted EBITDA						$63

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.
(b) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS. See Note 3 - Divestiture and Equity Method Investment.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	At and For the Three Months Ended June 30, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$552	$370	$90	$—	$(3)	$1,009
Adjusted EBITDA	$43	$19	$4	$(13)	$—	$53
Total assets	$3,265	$797	$191	$872	$(935)	$4,190

Reconciliation of net loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(10)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						14
Plus: Income tax expense						5
Earnings before interest, taxes, depreciation, and amortization						50
Plus: Share-based compensation						10
Plus: Formation of Covetrus (a)						6
Plus: IT infrastructure						2
Less: Other income items, net						(15)
Adjusted EBITDA						$53

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	For the Six Months Ended June 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,152	$764	$180	$—	$(5)	$2,091
Adjusted EBITDA	$96	$34	$12	$(31)	$—	$111

Reconciliation of net income Attributable to Covetrus to Adjusted EBITDA:
Net income attributable to Covetrus						$20
Plus: Depreciation and amortization						82
Plus: Interest expense, net						27
Plus: Income tax expense						4
Earnings before interest, taxes, depreciation, and amortization						133
Plus: Share-based compensation						19
Plus: Strategic consulting						9
Plus: Transaction costs (a)						6
Plus: Separation programs and executive severance						2
Plus: IT infrastructure						2
Plus: Formation of Covetrus (b)						14
Plus: Capital structure						1
Less: Other income items, net (c)						(75)
Adjusted EBITDA						$111

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures.
(b) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.
(c) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS. See Note 3 - Divestiture and Equity Method Investment.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	For the Six Months Ended June 30, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,049	$731	$176	$—	$(6)	$1,950
Adjusted EBITDA	$78	$35	$8	$(16)	$—	$105

Reconciliation of net loss Attributable to Covetrus to Adjusted EBITDA:
Net loss attributable to Covetrus						$(23)
Plus: Depreciation and amortization						71
Plus: Interest expense, net						25
Plus: Income tax expense						1
Earnings before interest, taxes, depreciation, and amortization						74
Plus: Share-based compensation						25
Plus: Formation of Covetrus (a)						14
Plus: Carve-out operating expenses						5
Plus: IT infrastructure						2
Less: Other income items, net						(15)
Adjusted EBITDA						$105

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Quarterly Report on Form 10-Q (“Form 10-Q” or “Report”), and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the effect of the COVID-19 pandemic on our business and the success of any measures we have taken or may take in the future in response thereto, including our ability to continue operations at our distribution centers and pharmacies
•risks associated with our management transition
•the ability to successfully integrate operations and employees
•the ability to realize anticipated benefits and synergies of the transactions that created Covetrus
•the potential impact of the consummation of the transactions on relationships, including with employees, customers, and competitors
•the ability to retain key personnel
•the ability to achieve performance targets
•changes in financial markets, interest rates, and foreign currency exchange rates
•changes in our market
•the impact of litigation
•the impact of Brexit
•the impact of accounting pronouncements, seasonality of our business, leases, expenses, interest expense, and debt
•sufficiency of cash and access to liquidity
•cybersecurity risks
•additional risks and factors discussed, including those discussed under the heading “Risk Factors” in this Report and in our Form 10-K filed on March 3, 2020, and in our other SEC filings

Our forward-looking statements are based on current beliefs and expectations of our management team and, except as required by law, we undertake no obligations to make any revisions to the forward-looking statements contained in this Report, or to update them to reflect events or circumstances occurring after the date of this Report, whether as a result of new information, future developments, or otherwise.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and under the caption Risk Factors in our Form 10-K.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

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

Segments

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis, our reportable segments consist of the following: (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. We evaluate our segment profit (loss) solely based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our board of directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our condensed consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, IT infrastructure, goodwill impairment charges, capital structure related fees, and other (income) expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP. See below for our Adjusted EBITDA explanations on a segment basis as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 18 - Segment Data as required by ASC 280.

Key Factors and Trends Affecting our Results

Impact of COVID-19 on our Business

In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. The determination of what is an “essential” business is mandated by local authorities. Border restrictions have been slowly easing in certain places around the world and several countries are beginning to lift lock-down measures. However, since various countries have begun to reopen, there has been a surge of coronavirus cases in various locations, and some countries are experiencing a second wave of infections. Due to the spike in cases, some regions are re-entering lockdowns, stepping up restrictions, or delaying phased re-opening plans. Operationally, all of our distribution centers and pharmacies have continued to remain open as veterinary medicine has been deemed an essential service in most geographies across the globe. Additionally, our supply chain operations continue to work with manufacturers and suppliers across the globe to provide access to critical supplies and quality products.

During the first quarter of 2020, net sales reflected the positive momentum the business had entering 2020, benefiting from prescription management growth and certain inventory stocking activity in several geographies in connection with the COVID-19 pandemic. A resurgence of COVID-19 may result in a reduction in our companion animal-related net sales as wellness-related veterinary practice visits may decline; the companion-animal market represent approximately 75% of our global supply chain net sales. From mid-March to the end of April, we experienced a significant slowdown in net sales as some markets, such as Spain, went into a stricter lockdown. As a result of this slowdown and the uncertainty surrounding the COVID-19 pandemic, management took certain temporary cost containment measures to help better align our cost structure near-term, including executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, and discretionary spending deferrals. However, our end-market across most geographies began to improve exiting April and demand further recovered in May and June as deferred visits to veterinary practices recovered and demand trends normalized to pre-COVID-19 levels in some of our markets.

Additionally, demand for our prescription management and online pharmacy services increased in the second quarter as a result of a shift in demand to our online channel as a result of the pandemic, which could be temporary. These services address the need veterinarians have for continuity with pet owners and their ability to provide unique home delivery services that ties into their technological capabilities. The upward trend in telehealth technology began after the U.S. Food and Drug Administration relaxed its governance on telemedicine to allow more flexible veterinary examinations during the COVID-19 pandemic. To help veterinarians respond and deliver continued care during the COVID-19 pandemic, we also created resources for veterinary practices, including launching a series of webinars featuring practice managers and owners discussing strategies and real-world tactics.

The animal-health industry and veterinary-care sector have proven to be more resilient than originally anticipated. Although the COVID-19 pandemic has caused limited disruption to our financial results as we observed demand increases during the first half of 2020, the pandemic has been highly disruptive to established business practices and the buying patterns of our customers, both of which are currently fluid as the COVID-19 pandemic's effect on our macroeconomic environment is unpredictable. For example, our travel and entertainment expenses were significantly reduced in the second quarter of 2020 due to travel restrictions, which while disruptive, was beneficial in managing our operating expense. We expect that travel and entertainment expenses will return to previous levels when the COVID-19 pandemic eventually subsides. We believe that the actions we have taken will help us manage through the COVID-19 pandemic, however, our results in future quarters depend on the efficacy of containment procedures, the consequences of re-opening plans implemented globally, the lift on travel restrictions, and the subsequent impact on economic activity.

We began to ease some of the above-mentioned cash and liquidity conservation measures as the impact of the COVID-19 pandemic on our results of operations, to date, has been less than anticipated. For example, in July, we returned to pre-COVID-19 compensation levels and, in August, we expect to reinstate our 401(k)-employer match. Hiring for our business was strictly limited, especially in response to the COVID-19 pandemic; however, we are relaxing the restrictions we instituted as part of our temporary hiring freeze. At the same time, we continue to closely monitor global developments unfolding during the pandemic and may reinstate any measures that we reverse, or we may take additional actions to ensure we have enough liquidity for our business operations. In the absence of cost containment measures to manage our business in this dynamic COVID-19 environment, our selling, general and administrative expenses would likely increase throughout the remainder of 2020 as we continue our transformation.

To protect the health and safety of our employees, we implemented workplace regulations and recommended guidelines from government and public health authorities related to COVID-19. This includes frequent washing of hands, daily disinfecting of workspaces, and limiting non-essential travel. For employees who recently traveled to affected areas, a two-week quarantine is required prior to returning to work. In our pharmacies, it has been our standard practice to strictly comply with United States Pharmacopeia regulations on the use and application of personal protective equipment by all staff. In March 2020, we transitioned a large portion of our teams to working remotely and implemented staggered schedules in our distribution facilities. We created a COVID-19 information portal on our Covetrus intranet that provides best practices for working at home and staying connected, communications from our leadership, internal contacts for any COVID-19 questions, and helpful external reference links.

We assembled three cross-functional task forces that are actively planning return-to-work guidelines. These task forces represent North America, Europe, and APAC & Emerging Markets, and their goal is to develop a comprehensive plan to establish best practices for our essential facilities such as distribution centers and pharmacies and establish protocols for field-based employees to return to customer sites and for us to re-open Covetrus offices to safely accommodate more office-based employees.

Our re-open plan is organized to address four main areas:
•Health & Safety - work schedules and rotations, use of personal protective equipment, and protocols for employee health screening, sick notifications, on-site visitors, and more
•Operations - establish best practices and guidance for employee workspace reconfiguration required to support social distancing, cleaning protocols, training, and compliance management
•Commercial - enable and support field-based employees in making customer visits and establish safety guidelines and strategies for our field sales teams

•Communications - communicate updates of employee-related policies and provide materials, onsite signage, and employee training on updated protocols and policies

We will continue to actively monitor how COVID-19 is impacting us and may take further actions to alter our business operations in the best interests of our employees, customers, partners, suppliers, and stakeholders, or as required by federal, state, or local authorities.

Strategic Development

In 2020, we identified four priorities for our organization to drive forward our long-term strategic objectives: (i) creating a high-performing, customer-centric culture, (ii) maximizing effectiveness and efficiency, (iii) driving proprietary products and solutions, and (iv) expanding capabilities and developing sourcing excellence.

In the first half of 2020, we made progress on these objectives:

•We onboarded several leaders with experience in driving growth and transformation who represent an important facet of investing in our corporate culture and growing our talent globally.
•We instituted broad-based cost containment measures and spending discipline to provide flexibility within our organization as we adapt to the changing COVID-19 economic environment.
•We experienced strong utilization of our prescription management platform as we were well placed in the industry to provide dynamic solutions to our customers, so they could capitalize on the growth in e-commerce amidst the COVID-19 pandemic.
•We centralized our direct and indirect sourcing initiatives to coordinate purchasing activity and leverage our global scale.

While the global pandemic may have a continued impact on our business and could create new obstacles tied to achieving certain of our strategic objectives, our focus on building a shared culture of success, driving efficiencies throughout the organization, and executing against the core drivers of our business will remain.

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

Results of Operations

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	$ Increase (Decrease)	% Increase (Decrease)	June 30, 2020	June 30, 2019	$ Increase (Decrease)	% Increase (Decrease)
Net sales	$1,026	$1,009	$17	1.7%	$2,091	$1,950	$141	7.2%
Cost of sales	834	816	18	2.2	1,696	1,580	116	7.3
Gross profit	192	193	(1)	(0.5)	395	370	25	6.8
Operating expenses:
Selling, general and administrative	196	198	(2)	(1.0)	419	384	35	9.1
Operating loss	$(4)	$(5)	$(1)	(20.0)%	$(24)	$(14)	$10	71.4%

Interest expense, net	$(13)	$(13)	$—	—%	$(27)	$(23)	$4	17.4%
Other, net (a)	$76	$13	$63	484.6%	$75	$15	$60	400.0%

Net income (loss)	$54	$(10)	$64	640.0%	$21	$(23)	$44	191.3%
Net income (loss) attributable to Covetrus	$54	$(10)	$64	640.0%	$20	$(23)	$43	187.0%

(a) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS. See Note 3 - Divestiture and Equity Method Investment.

The year-over-year increase in Net sales for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to strong prescription management growth, improved performance across certain of our markets supported by the end-market recovery, and acquisitions, partially offset by COVID-19 stocking activity that occurred in the first quarter of 2020, pulling demand out of the second quarter, divestitures, and unfavorable foreign exchange.

The year-over-year increase in Net sales for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to strong prescription management growth, improved performance across certain of our markets, and acquisitions, partially offset by unfavorable foreign exchange and divestitures.

The year-over-year improvement in Operating loss for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was largely due to strong prescription management growth, and cost containment measures initiated due to the COVID-19 pandemic, largely offset by the effect of divestitures and increased expenses to drive our transformation as an independent, global public company.

The year-over-year increase in Operating loss for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was due to the increase from acquisitions (primarily Vets First Choice) and increased expenses to drive our transformation as an independent, global public company, partially offset by strong prescription management growth and cost containment measures initiated due to the COVID-19 pandemic.

Net income during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was positively impacted by the gain on the divestiture of scil as well as the items above.

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
North America	$602	$552	$50	9.1%	$1,152	$1,049	$103	9.8%
Europe	342	370	(28)	(7.6)	764	731	33	4.5
APAC & Emerging Markets	85	90	(5)	(5.6)	180	176	4	2.3
Eliminations	(3)	(3)	—	—	(5)	(6)	1	(16.7)
Total Net sales	$1,026	$1,009	$17	1.7%	$2,091	$1,950	$141	7.2%

Net sales for the three months ended June 30, 2020 increased compared to the three months ended June 30, 2019 primarily due to a $43 million increase from strong prescription management growth, improved performance across certain of our markets as the COVID-19 impact eased, and the contribution of $17 million in net sales from acquisitions, partially offset by COVID-19 stocking activity that occurred in the first quarter of 2020, pulling demand out of the second quarter, $27 million in net sales from divestitures, and $22 million in unfavorable foreign exchange. The drivers by segment are detailed below:

•North America increased primarily due to strong growth in prescription management, which contributed a $43 million increase in net sales. Supply chain net sales (net of eliminations) increased 2% as strong net sales in June offset the decline in April and May as a result of fluctuating customer and animal owner demand due to COVID-19.

•Europe decreased primarily due to a COVID-19 related slowdown in the large-animal market, particularly in the United Kingdom, disposition of scil and the deconsolidation of a subsidiary in Spain that decreased net sales by $24 million, and unfavorable foreign currency exchange of $12 million. These decreases were partially offset by organic growth in certain of our markets in the region, and the contribution of $16 million from our acquisitions in France (July 2019) and Romania (May 2019) being present for the full period in 2020.

•APAC & Emerging Markets decreased primarily due to unfavorable foreign exchange of $10 million and COVID-19 stocking activity that occurred in the first quarter of 2020, partially offset by strong underlying organic growth in the region.

Net sales for the six months ended June 30, 2020 increased compared to the six months ended June 30, 2019 primarily due to a $71 million increase from strong prescription management growth, improved performance across certain of our markets, and contribution of $67 million in net sales from acquisitions, including $24 million from the acquisition of Vets First Choice being present for a complete half year of sales this year versus only 4.5 months in 2019 (February 8 - June 30, 2019), partially offset by $41 million due to unfavorable foreign exchange and $27 million effect on net sales from divestitures. The drivers by segment are detailed below:

•North America increased primarily due to an increased contribution of $71 million from strong prescription management growth and $24 million from the acquisition of Vets First Choice being present for a complete half year of sales this year versus only 4.5 months in 2019 (February 8 - June 30, 2019). The increase in supply chain net sales was partially offset by the loss of a customer in the first quarter of 2019.

•Europe increased primarily due to $41 million from our acquisitions in France and Romania being present for the full period in 2020 and organic growth in most of our markets in the region, partially offset by $24 million from the disposition of scil and the deconsolidation of a subsidiary in Spain, and unfavorable foreign currency exchange of $23 million.

•APAC & Emerging Markets increased primarily due to the contribution of $21 million in net sales from organic growth. These increases were partially offset by unfavorable foreign exchange of $19 million.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	June 30, 2020	Gross Margin %	June 30, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$127	21.1%	$119	21.6%	$8	6.7%
Europe	48	14.0	57	15.4	(9)	(15.8)
APAC & Emerging Markets	17	20.0	17	18.9	—	—
Total Gross profit	$192	18.7%	$193	19.1%	$(1)	(0.5)%

During the three months ended June 30, 2020, the decrease in gross profit was largely driven by $8 million from divestitures, unfavorable foreign exchange of $4 million, and a COVID-19 related slowdown in the large-animal market in Europe, particularly in the United Kingdom. These decreases were partially offset by a $13 million increase related to strong prescription management growth and $2 million from acquisitions. The drivers of the decrease in our gross profit are further detailed below by segment:

•North America increased primarily due to strong prescription management growth which contributed $13 million, partially offset by lower agency sales and rebate timing in our supply chain business.

•Europe decreased primarily due to the disposition of scil and the deconsolidation of a subsidiary in Spain, which decreased gross profit by $7 million, COVID-19 stocking activity that occurred in the first quarter of 2020, pulling demand out of the second quarter, and unfavorable foreign exchange of $2 million. These decreases were partially offset by the contribution of $2 million from our acquisitions in France and Romania being present for the full period in 2020.

•APAC & Emerging Markets remained constant, unfavorable foreign exchange effects of $2 million were offset by improved performance in certain markets in the region.

	Six Months Ended
(In millions)	June 30, 2020	Gross Margin %	June 30, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$247	21.4%	$224	21.4%	$23	10.3%
Europe	112	14.7	112	15.3	—	—
APAC & Emerging Markets	36	20.0	34	19.3	2	5.9
Total Gross profit	$395	18.9%	$370	19.0%	$25	6.8%

During the six months ended June 30, 2020, the increase in gross profit compared to the six months ended June 30, 2019 was largely driven by a $20 million increase from strong prescription management growth, $15 million from acquisitions being present for the full period in 2020 versus a partial period in 2019, as well as improved performance across certain distribution markets. These increases were partially offset by $8 million from the disposition of scil and the deconsolidation of a subsidiary in Spain and unfavorable foreign exchange of $7 million. The drivers of the increase in our gross profit are further detailed below by segment:

•North America increased primarily due to the acquisition and growth of our prescription management business.
•Europe was flat, with the $7 million decrease from the disposition of scil and the deconsolidation of a subsidiary in Spain, and unfavorable foreign exchange effects, offset by acquisitions being present for the full period in 2020 versus a partial period in 2019 and improved performance across certain distribution markets.
•APAC & Emerging Markets increased due to the contribution of $6 million from organic growth, partially offset by unfavorable foreign exchange of $4 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
North America	$114	$127	$(13)	(10.2)%	$235	$225	$10	4.4%
Europe	39	45	(6)	(13.3)	92	89	3	3.4
APAC & Emerging Markets	13	15	(2)	(13.3)	27	29	(2)	(6.9)
Corporate	30	11	19	172.7	65	41	24	58.5
Total SG&A	$196	$198	$(2)	(1.0)%	$419	$384	$35	9.1%

SG&A expenses for the three months ended June 30, 2020 decreased compared to the same period in 2019, primarily due to the cost containment measures initiated in response to the COVID-19 pandemic, $7 million from the disposition of scil and the deconsolidation of a subsidiary in Spain, offset by an increase of $2 million in SG&A from acquisitions and increased expenses to drive our transformation as an independent, global public company. The drivers by segment and at Corporate are detailed below:

•North America decreased primarily due to lower share-based compensation expense and COVID-19 related cost containment measures, partially offset by increased expenses associated with strong prescription management growth.

•Europe decreased primarily due to $6 million from the disposition of scil and the deconsolidation of a subsidiary in Spain, COVID-19 related cost containment measures, as well as a favorable foreign exchange impact of $1 million, partially offset by the impact from acquisitions in France and Romania of $2 million.

•APAC & Emerging Markets decreased due to favorable foreign exchange of $2 million.

•Corporate increased primarily due to increased share-based compensation expense, strategic consulting fees of $5 million, and increased costs related to various corporate functions as we continue to establish ourselves as an independent, global public company.

SG&A expenses for the six months ended June 30, 2020 increased compared to the same period in 2019, primarily due to the increase of $25 million in SG&A from acquisitions (primarily Vets First Choice) and increased expenses to drive our transformation as an independent, global public company, partially offset by decreases due to the disposition of scil, the deconsolidation of a subsidiary in Spain, COVID-19 cost containment measures, and favorable foreign exchange of $5 million. The drivers by segment and at Corporate are detailed below:

•North America increased primarily due to the acquisition of Vets First Choice which contributed $19 million from a complete half-year of SG&A expenses for the six months ended June 30, 2020 versus a 4.5 months last year, partially offset by lower share-based compensation expenses.

•Europe increased primarily due to the impact of $6 million from acquisitions in France and Romania being present for the full period in 2020, transaction costs of $2 million, as well as increased IT and facility costs associated with the formation of Covetrus as we exit our Transition Service Agreements. These increases were partially offset by $6 million from the disposition of scil and the deconsolidation of a subsidiary in Spain.

•APAC & Emerging Markets decreased primarily due to favorable foreign exchange of $3 million.

•Corporate grew primarily due to increased costs of $9 million related to various corporate functions as we continue to establish ourselves as an independent, global public company, strategic consulting fees of $9 million, and transaction costs of $4 million.

See section Impact of COVID-19 on our Business above for more information on our COVID-19 cost containment measures.

Other, net

Other, net during the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019 was positively impacted by the gain on the divestiture of scil, as well as a gain on our deconsolidation of our subsidiary, SAHS, in Spain.

Income taxes

Income tax expense for the three months ended June 30, 2020 was $6 million on a loss before income taxes and equity earnings in affiliates of $59 million for a consolidated effective tax rate of 10.6%. The difference between our effective tax rate and the statutory tax rates for the jurisdictions in which we operate for the three months ended June 30, 2020, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and the sale of scil business units.

Income tax expense for the six months ended June 30, 2020 was $4 million on income before taxes and equity in earnings of affiliates of $24 million for a consolidated effective tax rate of 17.7%. The difference between our consolidated effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the six months ended June 30, 2020, primarily related to non-deductible share-based compensation expense, the sale of scil business units, valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets, and the federal tax impact of international operations included as GILTI.

Income tax expense for the three months ended June 30, 2019 was $5 million on a loss before income taxes and equity earnings in affiliates of $5 million for a consolidated effective tax rate of (94.8)%. The difference between our effective tax rate and the statutory tax rates for the jurisdictions in which we operate for the three months ended June 30, 2019, primarily related to the change from using the actual effective tax rate methodology for the three months ended March 31, 2019 to an annualized effective tax rate methodology for the three and six months ended June 30, 2019.

Income tax expense for the six months ended June 30, 2019 was $1 million on a loss before taxes and equity in earnings of affiliates of $22 million for a consolidated effective tax rate of (2.4)% The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the six months ended June 30, 2019, primarily related to the federal tax impact of international operations included as GILTI and non-deductible share-based compensation expense.

Adjusted EBITDA

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	$ Change	% Change	June 30, 2020	June 30, 2019	$ Change	% Change
North America	$55	$43	$12	27.9%	$96	$78	$18	23.1%
Europe	16	19	(3)	(15.8)	34	35	(1)	(2.9)
APAC & Emerging Markets	5	4	1	25.0	12	8	4	50.0
Corporate	(13)	(13)	—	NA	(31)	(16)	(15)	NA
Total Adjusted EBITDA	$63	$53	$10	18.9%	$111	$105	$6	5.7%

Total non-GAAP Adjusted EBITDA for the three months ended June 30, 2020 increased compared to the same period in 2019, largely due to strong prescription management growth and cost containment measures, partially offset by increasing costs incurred as we transform into an independent, global public company. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to strong prescription management growth and cost containment measures.

•Europe decreased primarily due to the disposition of scil and the deconsolidation of a subsidiary in Spain, partially offset by acquisitions and cost containment measures.

•APAC & Emerging Markets increased primarily due organic growth and cost containment measures, partially offset by unfavorable foreign exchange.

•Corporate adjusted EBITDA remained constant as our cost containment measures were offset by increased costs as we continue to establish ourselves as an independent, global public company.

Total non-GAAP Adjusted EBITDA for the six months ended June 30, 2020 increased compared to the same period in 2019, largely due to strong prescription management growth, partially offset by increasing costs incurred as we transform into an independent, global, public company. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to the acquisition and strong growth of our prescription management business.

•Europe decreased primarily due to the disposition of scil and the deconsolidation of a subsidiary in Spain and unfavorable foreign exchange, partially offset by acquisitions and cost containment measures.

•APAC & Emerging Markets increased primarily due to organic growth, partially offset by unfavorable foreign exchange.

•Corporate contributed a $15 million decrease in adjusted EBITDA primarily due to SG&A expenses as we continue to establish ourselves as an independent, global public company.

Liquidity and Capital Resources

Impact of COVID-19 on Liquidity and Capital Resources

During the short period of time that COVID-19 took to become a global pandemic, it had a rapid, negative impact on global capital markets. Many equity prices tumbled and the investment funds flowing into certain debt markets paused or became more expensive to borrowers, and the recovery of these capital markets has been mixed with still uncertain forecasts. In response, some governments offered deferred tax schemes, guarantees, and loan programs to individuals, small businesses, and larger companies as methods to boost liquidity, maintain workforces, to help soften the impact of COVID-19 on capital structures and financial results of businesses. We are not immune to the impact of COVID-19 and have taken and continue to take steps to improve our liquidity position as a result.

In April 2020, we completed the sale of our scil animal-care business under challenging business conditions, which provided cash proceeds of approximately $104 million, which represents gross proceeds of $110 million, net of cash included in the sale. We used $45 million of these proceeds to prepay our remaining quarterly term loan principal amortization payments for 2020. On May 19, 2020, we sold our Series A Preferred Stock in a private placement transaction for $244 million in net proceeds to further enhance our liquidity position. A portion of the Series A Preferred Stock proceeds, coupled with cash flow generated from better than anticipated sales during COVID-19, was used to repay our revolver borrowings earlier than expected, with the remainder used to support general corporate purposes (see Note 12 - Redeemable Series A Convertible Preferred Stock). Our operational plans to manage our liquidity continue to include reducing non-critical capital expenditures, sharpening our focus on collecting amounts owed to us by customers and for supplier rebates, managing opportunistic inventory purchases as we carefully monitor sales forecasts, quickly reducing our other costs, considering additional borrowings if needed based on availability under our revolving credit facility from time-to-time, and maximizing our payment terms wherever possible.

Our interest expense was slightly higher during the six months ended June 30, 2020 due to the revolver borrowings that were outstanding at the beginning of the quarter. However, that increase was mitigated by fully paying the required $60 million 2020 amortization payments to reduce our term loan outstanding and lower monthly floating interest rates applicable to the term loan. The February 2020 amendment to our credit agreement modified the leverage-based grid that determines the applicable margin to be added to our borrowings, which applicable margin increases as credit agreement-defined leverage increases or decreases as credit agreement-defined leverage decreases. In addition, this amendment will permit us to maintain revolving credit facility borrowings near term, if needed, and help alleviate some potential COVID-19 impact to our earnings, while remaining compliant with our debt covenants as the step down of our leverage covenant from 5.50x to 5.00x was delayed until June 30, 2021. We were in compliance with the covenants in our credit agreement as of June 30, 2020. Based on our expected credit agreement-defined leverage as of the three months ended June 30, 2020, once the quarterly credit agreement compliance filing is made, the applicable margin on our credit agreement borrowings outstanding will decrease which will result in lower interest expense at least until the next compliance filing is made for the three months ending September 30, 2020.

The duration of the COVID-19 pandemic is unknown. Should the pandemic extend throughout the rest of 2020 and beyond, we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, research government-backed loan programs that may be available to us or to our customers, and monitor the capital markets for additional opportunities to improve our liquidity position.

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, available borrowing capacity under our credit facility, and cash proceeds received from divestitures. Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as a long-lasting COVID-19 pandemic or economic downturn, could adversely impact our ability to do so. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

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

Under normal historical operating conditions, we would expect to incur additional disbursements in connection with the following:

•expansion of global sales and marketing efforts
•increase of our pharmaceutical operations capacity
•international development
•equity investment and business acquisitions that we may fund from time to time
•term loan facility amortization payments (prepaid for 2020, but beginning again in March 2021)
•capital investments in current and future facilities
•pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed

Depending on how our results from operations continue for the remainder of 2020, we may decide to pursue some of the opportunities noted above. Regardless, we anticipate that we will continue to incur significant interest expense related to debt service on the credit facility.

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity requirements through cash and cash equivalents, cash flow from operations, access to available funds by borrowing against our credit facility, and net cash proceeds received from divestitures of non-core business operations. Our decisions to use available liquidity will be based upon the duration of the COVID-19 pandemic and our continuing review of the funding needs for our business, optimizing the allocation of cash resources for investments, capital structure changes or business combinations, and the timing of cash flow generation.

Cash and Cash Equivalents

As of June 30, 2020, we had Cash and cash equivalents of $414 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
(In millions)	June 30, 2020	June 30, 2019	$ Change
Net cash provided by operating activities	$54	$3	$51
Net cash provided by (used for) investing activities	71	(45)	116
Net cash provided by financing activities	162	73	89
Total net cash flows	$287	$31	$256

Cash inflows and outflows from changes in operating activities

For the six months ended June 30, 2020, net cash provided by operating activities increased over the six months ended June 30, 2019, primarily due to improved inventory management and disciplined expense management.

Cash inflows and outflows from changes in investing activities

For the six months ended June 30, 2020, net cash provided by investing activities increased compared to net cash used for investing activities the six months ended June 30, 2019, primarily due to $104 million in net proceeds from the divestiture of scil.

Cash inflows and outflows from changes in financing activities

For the six months ended June 30, 2020, net cash provided by financing activities increased over the six months ended June 30, 2019, primarily due to $250 million in gross proceeds from the issuance of Series A Preferred Stock, partially offset by principal payments, debt issuance costs, preferred stock issuance costs, and acquisition payments totaling $90 million. During the six months ended June 30, 2019, we had inflows from bank debt of $1.2 billion and our Former Parent of $165 million offset by a dividend payment to Former Parent, principal payments, debt issuance costs, and acquisition of non-controlling interests in subsidiaries totaling $1.3 billion.

Contractual Obligations

We did not have any material changes in our contractual obligations since the end of fiscal year 2019 outside of activities in the ordinary course of business.

Off-balance Sheet Arrangements
In April 2020, we made a final payment of $9 million for a 2019 acquisition, and as a result, the associated $9 million letter of credit expired, which increases the amount available to be borrowed under our revolving line of credit. As of June 30, 2020, we had $1 million outstanding in standby letters of credit that primarily support our obligations related to our insurance programs and $4 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions.

Critical Accounting Estimates

Business Acquisitions, Acquired Goodwill, and Intangible Assets

The COVID-19 pandemic has brought great uncertainty and volatility to markets across the world, the effects of which have forced us to consider whether the pandemic was a triggering event for goodwill impairment purposes and, further, if goodwill was impaired as of March 31, 2020. Testing goodwill for impairment is required at least annually, however, any triggering event occurring between annual tests that would more likely than not reduce the fair value of a reporting unit below its carrying amount requires goodwill to be tested.

During the first quarter ended March 31, 2020, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment test of goodwill as of March 31, 2020 by quantitatively compared the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020.The income-based approach resulted in a fair value that exceeded the carrying amount by $2 million and $156 million at discount rates of 9.0% and 8.5%, respectively.

We did not conduct an impairment test as of June 30, 2020, as no triggering events occurred. We continued to experience strong demand for our prescription management and online pharmacy services during the second quarter 2020, the COVID-19 pandemic has not had a material negative impact on our results of operations or financial condition, and our market capitalization at June 30, 2020 increased 120% over our market capitalization at March 31, 2020. Nevertheless, we consider our North America reporting unit's goodwill to be at risk and changes in our forecast of future operating or financial results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair value of our goodwill-bearing reporting unit and may result in a goodwill impairment charge in the future.

Income Taxes

On March 27, 2020, the CARES Act, a substantial tax-and-spending package, was signed by the President of the United States to provide additional economic stimulus to address the impact of the COVID-19 pandemic. For the six months ended June 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to the CARES Act. The ultimate impact may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in response to the COVID-19 pandemic and the CARES Act.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of June 30, 2020, entered into hedging arrangements as the majority of our foreign exchange risk is translation-based, rather than transaction-based. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward contracts with financial institutions to manage risk effectively and efficiently. If we were to engage in such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not execute derivative financial instruments for trading or speculative purposes.

In addition to the impact that the COVID-19 pandemic is having on global economies, the foreign currency markets, and the ability to potentially execute effective and efficient hedging strategies, we have continuing exposure to Brexit. The primary Brexit risk we face is supply chain-related, specifically for our replenishment of certain inventory stock sourced from U.K. vendors who may manufacture such goods in their subsidiaries outside the U.K. and thus need to import those goods into the U.K. As a result of uncertainty created by Brexit, towards the end of 2020 and after reducing stock levels in response to COVID-19, we plan to rebuild our previously held contingency stock levels by increasing our inventory of such vendor-imported goods by an additional 10% - 20% to satisfy potential customer demand, which action will expose us to incremental foreign exchange risk.

As of June 30, 2020, a hypothetical 5% fluctuation in foreign exchange rates where we conduct our business vis-à-vis the U.S. dollar would have resulted in a change of $2 million in operating income.

Interest Rate Risk

At June 30, 2020, we had variable-rate borrowings of $1.1 billion under the credit facility. We regularly review projected borrowings under the credit facility and the current interest rate environment. Increases in the underlying interest rate elections we make with credit facility borrowings will generally negatively affect interest expense, while decreases to the underlying interest rates will generally have a positive influence on our interest expense. COVID-19’s impact on the variable rates to which we are exposed has been a benefit to us so far, however, this could reverse should COVID-19 risks dissipate.

In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. See Note 8 - Derivatives and Financial Instruments. Our earnings are affected by changes in interest rates, however, due to our interest rate swap contracts, the effects are mitigated to an extent.

If market interest rates increase 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $6 million.

If market interest rates decrease 1% over the next 12 months (which would result in negative interest rates), the change to our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $3 million.

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

Among the many actions taken by the Federal Reserve System to reduce the impact of the COVID-19 pandemic, the decision by its Federal Open Market Committee to lower interest rates has generally benefited us in the form of lower interest expense. This benefit, though, is offset by higher interest rate swap settlement payments by us, the lower interest rates fall. Thus, the market risk resulting from interest rate fluctuations can be mitigated but will not be entirely eliminated through our interest rate swap contracts.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of two material weaknesses in internal controls over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As previously disclosed in our Form 10-K and in our Form 10-Q for the quarter ended March 31, 2020, management identified deficiencies in our internal controls over financial reporting related to (i) the operation of information technology general controls (“ITGCs”) in the areas of logical security and change management in certain financially relevant systems, and (ii) accounting for income taxes that stemmed from issues associated with the transition to establish expanded in-house tax capabilities and utilization of new tax consultants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

Management took the following actions to address the material weakness in ITGCs:

•Improved the operation and monitoring of control activities and procedures associated with logical security including user and administrator access to the affected IT systems, including both preventive and detective control activities

•Improved the operation of program change management control activities to track authorizations to changes and emergency change management procedures across the affected IT systems, including both preventive and detective controls activities

•Implemented additional training for resources in the functional areas that support and monitor our IT systems and information generated therefrom

Management believes that these efforts have effectively addressed the material weakness in ITGCs. However, this material weakness in our internal control over financial reporting will not be considered remediated until (i) the relevant controls are in operation for a sufficient period of time, and (ii) the relevant controls are tested and concluded by management to be designed and operating effectively. The material weakness in ITGCs did not result in any identified misstatements in our financial statements in the current period, and there were no changes in previously released financial results.

Management is taking the following actions to address the material weakness in income taxes:

•Increasing oversight by our management in the calculation and reporting of certain tax balances of our global operations

•Enhancing policies, procedures, and controls relating to significant judgments impacting our income tax accounts

•Augmenting our tax accounting resources

•Increasing communication to information providers for tax jurisdiction specific information

•Strengthening communication and information flows between the tax department and other groups within the organization

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. These measures may adversely impact our employees and operations and the operations of our customers, suppliers and business partners, and may negatively impact spending patterns, payment cycles, insurance coverage levels, and demand for our products and services. Such measures may remain in place for a significant period of time and may adversely affect our results of operations. For example, despite an increase in net sales in the first quarter of 2020 relative to the prior year period, net sales weakened from mid-March to late-April and then recovered; however, it is possible that we may experience further declines in the future.

The spread of COVID-19 has caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, which have subsequently been repaid, reduction of non-critical capital expenditures, executive, board, and other senior-level employee compensation reductions that have been reversed subsequent to June 30, 2020, employee furloughs, certain shift eliminations, and a hiring freeze that have been reversed or eased, discretionary spending deferrals, and the deferral of payroll taxes under the CARES Act). We have also decreased our inventory levels to ensure we hold appropriate stock for market conditions, engaged in negotiations to extend payment terms on certain contracts, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted, and our stock price could decline.

The extent to which the COVID-19 pandemic impacts our business, results of operations, financial condition, and potentially our control procedures is highly uncertain and cannot be predicted, and will depend on a number of factors including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, and how quickly, and to what extent, normal economic and operating activities can resume. For example, in the first quarter of 2020, the COVID-19 pandemic led to increased volatility in our stock price and a sustained decline in our market capitalization which required us to perform an interim impairment review, which could reoccur. In addition, due to current internal policies, many of our employees continue to work remotely, which could have an effect on our internal control over financial reporting. The COVID-19 pandemic could also limit the ability of our customers, suppliers, and business partners to perform, including our customers' ability to make timely payments to us during and following the pandemic. We may also experience a suspension of services from third parties. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or that may occur in the future.

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

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, control procedures, or the global economy as a whole. However, the effects could have a material impact on our results of operations and could cause continued volatility in our stock price, and we will continue to monitor the situation closely.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Unregistered Sales of Equity Securities and Use of Proceeds

On May 19, 2020, we issued 250,000 shares of our 7.5% Series A Preferred Stock, par value of $0.01 per share, for an aggregate purchase price of $250 million (the “Private Placement”). Information with respect to the Private Placement was previously included in Current Reports on Form 8-K filed with the SEC on May 1, 2020 and May 19, 2020.

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
April 2020	40,856	$7.66	—	$—
May 2020	32,435	15.39	—	—
June 2020	494	15.89	—	—
	73,785	$38.94	—	$—

(1) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occurs upon vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date	No.

3.1	Certificate of Designations Classifying Series A Convertible Preferred Stock	8-K	5/19/2020	3.1

10.1	Investment Agreement, dated as of April 30, 2020, between Covetrus, Inc. and CD&R VFC Holdings, L.P.	8-K	5/1/2020	10.1

10.2	Registration Rights Agreement, dated as of May 19, 2020, by and between Covetrus, Inc. and CD&R VFC Holdings, L.P.	8-K	5/19/2020	10.1

10.3†	Employment Agreement, effective as of June 1, 2020, by and between the Company and Matthew Foulston	8-K/A	6/3/2020	10.1

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	August 11, 2020	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	August 11, 2020	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)