Form 10-Q
period 2020-09-30
COVETRUS, INC.
filed 2020-11-10
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2020
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
The registrant had 127,516,179 shares of common stock outstanding as of November 6, 2020.

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$355	$130
Accounts receivable, net of allowance of $6 and $8	498	426
Inventories, net	521	636
Other receivables	81	67
Prepaid expenses and other	45	30
Assets held for sale	—	51
Total current assets	1,500	1,340
Non-current assets:
Property and equipment, net of accumulated depreciation of $101 and $84	108	93
Operating lease right-of-use assets, net (Note 5)	118	84
Goodwill	1,154	1,154
Other intangibles, net (Note 6)	541	643
Investments and other (Note 3)	89	47
Total assets	$3,510	$3,361
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$416	$520
Current maturities of long-term debt and other borrowings (Note 7)	46	62
Accrued payroll and related liabilities	73	44
Accrued taxes	41	18
Other current liabilities	155	164
Liabilities held for sale	—	21
Total current liabilities	731	829
Non-current liabilities:
Long-term debt and other borrowings, net (Note 7)	1,082	1,125
Deferred taxes	39	47
Other liabilities	139	94
Total liabilities	1,991	2,095
Commitments and contingencies (Note 10)
Mezzanine equity:
Redeemable non-controlling interests (Note 11)	15	10
Redeemable Series A convertible preferred stock, $0.01 par value per share, $1,000 per share liquidation preference, 250,000 shares authorized, and 90,632 outstanding as of September 30, 2020 (Note 12)	88	—
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 127,363,432 shares issued and outstanding as of September 30, 2020; 111,620,507 shares issued and outstanding as of December 31, 2019	1	1
Accumulated other comprehensive loss (Note 13)	(91)	(86)
Additional paid-in capital	2,567	2,381
Accumulated deficit	(1,061)	(1,040)
Total shareholders’ equity	1,416	1,256
Total liabilities, mezzanine equity, and shareholders’ equity	$3,510	$3,361
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales (Note 4)	$1,126	$1,018	$3,217	$2,968
Cost of sales	929	827	2,625	2,407
Gross profit	197	191	592	561
Operating expenses:
Selling, general and administrative	224	210	642	594
Goodwill impairment	—	939	—	939
Operating loss	(27)	(958)	(50)	(972)
Other income (expense):
Interest income	—	1	1	4
Interest expense	(10)	(16)	(38)	(42)
Other, net (Note 3)	5	4	79	18
Income (loss) before taxes and equity in earnings of affiliates	(32)	(969)	(8)	(992)
Income tax benefit (expense) (Note 14)	(3)	7	(6)	7
Net income (loss)	(35)	(962)	(14)	(985)
Net (income) loss attributable to redeemable non-controlling interests	—	3	(1)	3
Net income (loss) attributable to Covetrus	$(35)	$(959)	$(15)	$(982)

Earnings (loss) per share attributable to Covetrus: (Note 15)
Basic	$(0.33)	$(8.56)	$(0.18)	$(9.26)
Diluted	$(0.33)	$(8.56)	$(0.18)	$(9.26)
Weighted-average common shares outstanding:
Basic	116	112	113	106
Diluted	116	112	113	106

See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(35)	$(962)	$(14)	$(985)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	14	(22)	(2)	(17)
Unrealized gain (loss) on derivative instruments	(1)	(2)	(8)	(2)
Total other comprehensive income (loss)	13	(24)	(10)	(19)
Comprehensive income (loss)	(22)	(986)	(24)	(1,004)

Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	—	3	(1)	3
Foreign currency translation (gain) loss	—	—	(2)	(1)
Comprehensive (income) loss attributable to redeemable non-controlling interests	—	3	(3)	2
Comprehensive income (loss) attributable to Covetrus	$(22)	$(983)	$(27)	$(1,002)
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2020	112,674,657	$1	$2,404	$(1,022)	$(107)	$1,276
Net income (loss) attributable to Covetrus	—	—	—	(35)	—	(35)
Change in fair value of redeemable securities	—	—	(6)	—	—	(6)
Issuance of shares in connection with share-based compensation plans	331,297	—	2	—	—	2
Share-based compensation	—	—	11	—	—	11
Series A preferred stock dividend	—	—	—	(4)	—	(4)
Conversion of Series A preferred stock	14,357,478	—	156	—	—	156
Other comprehensive income (loss)	—	—	—	—	16	16
Balance at September 30, 2020	127,363,432	$1	$2,567	$(1,061)	$(91)	$1,416

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$2,381	$(1,040)	$(86)	$1,256
Net income (loss) attributable to Covetrus	—	—	—	(15)	—	(15)
Change in fair value of redeemable securities	—	—	(6)	—	—	(6)
Issuance of shares in connection with share-based compensation plans	1,385,447	—	6	—	—	6
Share-based compensation	—	—	30	—	—	30
Series A preferred stock dividend	—	—	—	(6)	—	(6)
Conversion of Series A preferred stock	14,357,478	—	156	—	—	156
Other comprehensive income (loss)	—	—	—	—	(5)	(5)
Balance at September 30, 2020	127,363,432	$1	$2,567	$(1,061)	$(91)	$1,416

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited) (Continued)

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2019	111,932,491	$1	$2,357	$(33)	$(77)	$—	$2,248
Net income (loss) attributable to Covetrus	—	—	—	(959)	—	—	(959)
Issuance of shares in connection with share-based compensation plans	121,782	—	1	—	—	—	1
Share-based compensation	—	—	10	—	—	—	10
Other comprehensive income (loss)	—	—	—	—	(24)	—	(24)
Balance at September 30, 2019	112,054,273	$1	$2,368	$(992)	$(101)	$—	$1,276

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
Balance at December 29, 2018	—	$—	$—	$—	$(82)	$1,576	$1,494
Net income (loss) attributable to Covetrus (a)	—	—	—	(992)	—	10	(982)
Dividend to Former Parent	—	—	(21)	—	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	609	—	—	(609)	1
Issuance of shares in connection with the Acquisition	39,742,089	—	1,772	—	—	—	1,772
Shares held in escrow expected to be canceled	—	—	(30)	—	—	—	(30)
Net increase in Former Parent investment	—	—	—	—	—	176	176
Issuance of shares in connection with share-based compensation plans	618,758	—	3	—	—	—	3
Share-based compensation	—	—	35	—	—	—	35
Other comprehensive income (loss)	—	—	—	—	(19)	—	(19)
Balance at September 30, 2019	112,054,273	$1	$2,368	$(992)	$(101)	$—	$1,276

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the Former Parent as it was the sole shareholder prior to February 7, 2019.
See notes to condensed consolidated financial statements.

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(14)	$(985)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	124	113
Amortization of right-of-use assets	18	16
Goodwill impairment	—	939
Operating lease right-of-use asset impairment	8	—
Gain on divestiture of a business	(72)	—
Share-based compensation expense	30	35
Benefit for deferred income taxes	(7)	(19)
Amortization of debt issuance costs	4	—
Loss on managed exit of a business	8	—
Other	1	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(77)	(25)
Inventories, net	99	(23)
Other assets and liabilities	(42)	(36)
Accounts payable and accrued expenses	(69)	21
Net cash provided by operating activities	11	34
Cash flows from investing activities:
Purchases of property and equipment	(40)	(30)
Payments related to equity investments and business acquisitions, net of cash acquired	(13)	(26)
Proceeds from divestiture of a business, net	104	—
Proceeds from sale of property and equipment	4	—
Net cash provided by (used for) investing activities	55	(56)
Cash flows from financing activities:
Proceeds from revolving credit facility	190	—
Repayment of revolving credit facility	(190)	—
Proceeds from issuance of debt	—	1,220
Principal payments of debt	(62)	(43)
Debt issuance and amendment costs	(5)	(24)
Issuance of common shares in connection with share-based compensation plans	6	3
Dividend paid to Former Parent	—	(1,174)
Net transfers from Former Parent	—	165
Proceeds from issuance of Series A preferred stock	250	—
Series A preferred stock issuance costs	(6)	—
Series A preferred stock dividend	(6)	—
Acquisition payment	(17)	(9)
Acquisitions of non-controlling interests in subsidiaries	—	(74)
Net cash provided by financing activities	160	64
Effect of exchange rate changes on cash and cash equivalents	(1)	3
Net change in cash and cash equivalents	225	45
Cash and cash equivalents, beginning of period	130	23
Cash and cash equivalents, end of period	$355	$68

COVETRUS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In millions) (Unaudited) (Continued)
	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash paid for:
Interest	$32	$35
Income taxes	$17	$16
Amounts included in the measurement of operating lease liabilities	$20	$18
Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A preferred stock	$156	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$60	$91
Deconsolidation of a subsidiary	$15	$—
See notes to condensed consolidated financial statements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. Business Overview and Significant Accounting Policies

Business

Covetrus, Inc. (“Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves”) is a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. On February 7, 2019, Covetrus became an independent company through the consummation of the spin-off by Henry Schein (“Former Parent”) of its animal-health business (“Animal Health Business”) and the completion of its acquisition of Direct Vet Marketing, Inc. (d/b/a Vets First Choice) (“Vets First Choice”). On February 8, 2019, Covetrus began trading on the Nasdaq Stock Market. Accordingly, results provided in accordance with generally accepted accounting principles in the United States of America (“GAAP”) reflect the operations of the Animal Health Business from January 1, 2019 to September 30, 2019 and Vets First Choice for the period from February 8, 2019 to September 30, 2019.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2019, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020, have been prepared in accordance with applicable rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

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

During the three months ended December 31, 2019, we recorded a revision to our deferred tax assets due to a reassessment of our judgment on the realizability of deferred tax assets as of the third quarter ended September 30, 2019. In the aggregate, the revisions to our tax valuation allowance, including a revision for a deferred tax calculation error that predates the Separation, Distribution and Acquisition, were $53 million. We have concluded that this adjustment was not material to any previously issued financial statements or to our full fiscal year 2019 results. See Note 14 - Income Taxes.

Certain other immaterial prior period amounts were reclassified or rounded to conform to the presentation of the current period.

Accounting Pronouncements

Adopted

•As of January 1, 2020, we adopted Accounting Standards Codification Topic 326, Credit Losses (“Topic 326”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019 and is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Retained earnings (Accumulated deficit) as of the beginning of the first reporting period in which the guidance of Topic 326 is effective. The adoption of Topic 326 did not have a material impact on the results of our condensed consolidated financial statements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
To be Adopted

•Accounting Standards Update ("ASU") 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have difficulty understanding and simplifies the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are evaluating the anticipated impact of this standard on our condensed consolidated financial statements as well as timing of adoption.

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

•ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity," simplifies the accounting for certain convertible instruments, amends guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The adoption of this standard will have no impact on our diluted earnings per share. We are evaluating the impact of the remaining provisions on our condensed consolidated financial statements, which will largely depend on the composition and terms of the financial instruments at the time of adoption.

2. Novel Coronavirus Disease 2019 (“COVID-19”)

The COVID-19 pandemic developed throughout 2020 and in response to the pandemic, measures were and continue to be instituted, including phased temporary closures of non-essential businesses throughout many of the regions in which we conduct operations. The temporary closures, on a local, state, or country level, may be extended or more widespread in response to a rising number of reported cases. However, veterinary care has been deemed an essential business in most of these regions and we continue to deliver products and services to our customers and their animal-owner clients. In addition, most of our customers are generally able to continue their operations by following new social distancing guidelines which, depending on local regulations, can include telehealth and animal curbside check-in and drop-off at clinics. To date, we continue to experience limited disruption to our results of operations from the COVID-19 pandemic. However, the COVID-19 pandemic continues to create volatility and unpredictability to our business, including shifts in timing and channel mix, inventory replenishment, reduced travel and entertainment expenses due to travel restrictions, expected extension of our workforce working from home based on the local regulations in areas where we operate, as well as other changes.

We believe our allowance for credit losses related to our accounts receivable is adequate as of September 30, 2020, due to the essential nature of our customers' businesses, as noted above, as well as the historic behavior of our large customer base. As the COVID-19 pandemic continues, there could be an increase in the aging of our accounts receivable, however, we do not anticipate a significant increase in defaults for such accounts receivable.

During the first quarter ended March 31, 2020, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment review of our goodwill as of March 31, 2020. We tested for goodwill impairment by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020. We did not experience triggering events during the second quarter ended June 30, 2020 or third quarter ended September 30, 2020.

We have taken the following actions to help ensure that our business has flexibility to mitigate potential effects from continued global economic pressure:

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

•During the quarter ended March 31, 2020, we borrowed funds under our revolving line of credit to increase our cash position and provide flexibility. In May 2020, we issued 7.50% Series A Convertible Preferred Stock (“Series A Preferred Stock”), and we used a portion of the $244 million aggregate net proceeds to repay borrowings under our revolving line of credit. See Note 7 - Long-term Debt and Other Borrowings, Net and Note 12 - Redeemable Series A Convertible Preferred Stock
•We reduced our non-critical, near-term planned capital expenditures
•We negotiated for extended payment terms on certain contracts
•We managed our inventory levels in line with expected demand
•We instituted cost containment measures including temporary executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, discretionary spending deferrals, deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and temporarily suspended our 401(k)-employer match

During the third quarter of 2020, we returned to pre-COVID-19 compensation levels and reinstated our 401(k)-employer match. We continue to monitor our business performance and intend to take a cautious yet balanced approach in managing our expenses in light of uncertainty created by the COVID-19 pandemic. Some of the measures we implement from an expense management perspective may continue as we transform our business; for example, we have recently reinstituted restrictions on hiring non -essential roles.

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

3. Divestiture and Equity Method Investment

Divestitures

On April 1, 2020, we completed the divestiture of our scil animal-care business (“scil”) to Heska Corporation for $110 million pursuant to an amended purchase agreement. For the nine months ended September 30, 2020, we recorded a pre-tax gain of $72 million, which reflects a $1 million foreign exchange adjustment for the finalization of the purchase price during the three months ended September 30, 2020.

During the three months ended September 30, 2020, we announced a managed exit of the operations of our French distribution business specializing in medicines, pet food, equipment and services for veterinary clinics. We accrued $7 million in severance costs based on French statutory requirements, and $1 million of other costs associated with this decision. We anticipate operations will predominantly be shut down by the end of the year.

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

Based on Distrivet's governance structure, we do not have power over key financial and operating decisions that are made in the ordinary course of business. Accordingly, our investment in Distrivet is accounted for under the equity method and Distrivet is considered a related party. See Note 16 - Related Party Transactions.

The Investment and Shareholders Agreement of Distrivet, S.A. (“Agreement”) executed on January 13, 2020, contains put and call options on the shares owned by the Distrivet Shareholders, representing up to 49.99%, that are exercisable at fair market

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
value based on floor and ceiling prices tied to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) multiples as specified in the Agreement. See Note 9 - Fair Value.

During the three months ended June 30, 2020, we deconsolidated SAHS, remeasured our retained investment initially at a fair value of $45 million, which was included in Investments and other in our condensed consolidated balance sheets, and recognized a gain of $1 million, which was included in Other, net in our condensed consolidated statements of operations. The fair value was measured using third-party valuation models and was determined using both the market approach and income approach, which includes discounted expected cash flows. As of September 30, 2020, the carrying amount of our investment in Distrivet was $49 million.

4. Revenue from Contracts with Customers

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended September 30, 2020
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$512	$20	$104	$(18)	$618
Europe	404	2	—	(3)	403
APAC & Emerging Markets	106	2	—	—	108
Eliminations	(3)	—	—	—	(3)
Total Net sales	$1,019	$24	$104	$(21)	$1,126

	Three Months Ended September 30, 2019
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$464	$20	$72	$(13)	$543
Europe	385	2	—	(3)	384
APAC & Emerging Markets	92	2	—	—	94
Eliminations	(3)	—	—	—	(3)
Total Net sales	$938	$24	$72	$(16)	$1,018

	Nine Months Ended September 30, 2020
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$1,469	$60	$298	$(56)	$1,771
Europe	1,169	6	—	(9)	1,166
APAC & Emerging Markets	282	6	—	—	288
Eliminations	(8)	—	—	—	(8)
Total Net sales	$2,912	$72	$298	$(65)	$3,217

	Nine Months Ended September 30, 2019
	Supply Chain Services	Software Solutions	Prescription Management	Eliminations	Total
North America	$1,379	$62	$172	$(21)	$1,592
Europe	1,117	7	—	(10)	1,114
APAC & Emerging Markets	264	6	—	—	270
Eliminations	(8)	—	—	—	(8)
Total Net sales	$2,752	$75	$172	$(31)	$2,968

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Contract Balances

Contract balances represent amounts presented in the condensed consolidated balance sheets when we have either transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

Accounts receivable are recognized at the amount invoiced and the carrying amount is reduced in part by an allowance for credit losses. Our estimation of current expected credit losses, with respect to receivables and recognition of allowances that, when deducted from the balance of the receivables, represent the net amounts expected to be collected. We do not consider there to be significant concentrations of credit risk with trade receivables due to the short-term nature of our accounts, our large customer base, and strong historical experience collecting receivables. The allowance for credit losses is based on several factors which include reviewing delinquent accounts receivable, historical data, experience, customer types, creditworthiness, and economic trends. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors that may affect collectability, and the allowance for credit losses is reviewed quarterly for any required adjustments. Accounts receivable are written off when it is probable that all contractual payments due will not be collected.

Contract Assets

Contract assets include amounts related to any conditional right to monetary consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to Accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other and non-current contract assets are included in Investments and other within the condensed consolidated balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses. Current and non-current contract asset balances as of September 30, 2020 and December 31, 2019 were not material.

Contract Liabilities

Contract liabilities are comprised of advance payments received and deferred revenue amounts. Contract liabilities are transferred to revenue once our performance obligation has been satisfied. Current contract liabilities are included in Other current liabilities and non-current contract liabilities are included in Other liabilities within the condensed consolidated balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time. The current portion of contract liabilities of $15 million at September 30, 2020 and $37 million at December 31, 2019 were reported in Other current liabilities. Amounts related to non-current contract liabilities were not material.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of September 30, 2020 were not material.

5. Leases

The lease for our compounding facility and office space in Arizona commenced on January 1, 2020, which increased our operating lease right-of-use assets and liabilities by $19 million. This facility has a lease term of 14 years. We also commenced or extended various other facility and equipment operating leases which, individually, were not material.

As of September 30, 2020, we determined that an operating lease right-of-use asset, a standalone asset group, within our North America segment was impaired. See Note 9 - Fair Value.

6. Other Intangibles, Net

Other intangibles, net includes customer relationships, trademarks, patents, product development, and non-compete arrangements.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
The following table presents the balances within the condensed consolidated balance sheets as of:

	September 30, 2020	December 31, 2019
Gross definite-lived intangible assets	$997	$1,001
Accumulated amortization	(456)	(358)
Total Other intangibles, net	$541	$643

The following table presents our amortization expense:

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2020	2019	2020	2019
Cost of sales	$1	$1	$3	$3
Selling, general and administrative	33	33	98	90
Total amortization expense	$34	$34	$101	$93

7. Long-term Debt and Other Borrowings, Net

As of September 30, 2020 Long-term debt and other borrowings, net consisted of the following:

	Commencement Date	Maturity Date	September 30, 2020	December 31, 2019
Revolving line of credit	February 2019	February 2024	$—	$—
Term loan payable; quarterly installments of $15 million began March 31, 2020 with remaining principal due at maturity	February 2019	February 2024	1,140	1,200
Loan payable with principal due at maturity	February 2019	March 2023	6	6
Finance lease obligations			1	1
Total debt and other borrowings			1,147	1,207
Less: current maturities			(46)	(62)
Total Long-term debt and other borrowings			1,101	1,145
Less: unamortized debt discount			(19)	(20)
Total Long-term debt and other borrowings, net			$1,082	$1,125

The amount available for borrowing under the revolving line of credit as of September 30, 2020 was $299 million, subject to covenant restrictions.

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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Our interest rate swap agreements exchange payment streams based on the notional principal amount. These agreements fix our future interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount. The base notional amounts mature on July 31, 2021. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows we pay on our variable rate borrowings.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swap contracts	Other liabilities	$6	$1

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we perform a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. As of September 30, 2020, derivative gains and losses were reported as a component of Other comprehensive income (loss) and will subsequently be recorded in the condensed consolidated statements of operations when the hedged transaction is recognized in earnings.

The effect of cash flow hedges on Other comprehensive income (loss) were as follows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Cash Flow Hedging Instruments	Location	2020	2019	2020	2019
Interest rate swap contracts	Interest (income) expense	$3	$—	$3	$—

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $6 million.

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

There were no changes in valuation approaches or techniques during the three and nine months ended September 30, 2020. See Note 9 - Fair Value in our Form 10-K for a description of our valuation techniques.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

Liabilities	Level	September 30, 2020	December 31, 2019
Interest rate swap contracts	2	$6	$1
Distrivet put option	3	5	—
Total liabilities		$11	$1

Interest Rate Swap Contracts

Our derivatives at September 30, 2020 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange. See Note 8 - Derivatives and Financial Instruments.

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangibles, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the year ended December 31, 2019.

For the three and nine months ended September 30, 2020, we recorded an operating lease right-of-use asset impairment of $8 million in our North America segment as this asset group was not recoverable based on COVID-19's effect on the subleasing market as well as other asset group specific factors. The fair value of this operating lease right-of-use asset was $8 million, determined using the discounted expected cash flow. The significant unobservable inputs utilized in this Level 3 fair value measurement include market rent assumptions and discount rate.

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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
10. Commitments and Contingencies

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material accrued loss contingencies were recorded as of September 30, 2020.

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

Purchase Obligations

We are party to an exclusive supply arrangement for certain products within the U.S. market. We amended this arrangement in February 2020 to extend the purchase obligations until 2025 which include unconditional purchase obligations totaling $44 million over this period. Our unconditional purchase obligation for 2020 is $8 million. During the nine months ended September 30, 2020, we paid $6 million for products purchased under this exclusive arrangement, leaving a remaining commitment of $38 million. Our forecasted sales for products under this exclusive supply arrangement exceed our purchase obligations.

In 2019, we engaged a third-party for services over a three-year period ending December 31, 2022. The fixed portion of the contract is capped at $14 million while the variable portion of the contract is capped at $39 million over the term of the engagement. We consider the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $12 million until mid-November 2020 and $14 million thereafter, plus any variable performance fees through termination. During 2019, we incurred $2 million in fixed fees. During the nine months ended September 30, 2020, we incurred $10 million in variable fees and $3 million in fixed fees under this arrangement, leaving a remaining potential commitment of $38 million.

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

The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Balance at beginning of period	$10	$92
Decrease due to redemptions	—	(74)
Net income (loss) attributable to redeemable non-controlling interests	1	(3)
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	(2)	1
Change to redemption value	6	(6)
Balance at end of period	$15	$10

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
12. Redeemable Series A Convertible Preferred Stock

On May 19, 2020, we issued 250,000 shares of our 7.50% Series A Convertible Preferred Stock (the “Series A Preferred Stock”), with a par value of $0.01 per share, for an aggregate purchase price of $250 million, or $1,000 per share, pursuant to an Investment Agreement (the “Investment Agreement”) with CD&R VFC Holdings, L.P. (the “Purchaser”), an affiliate of Clayton, Dubilier & Rice, LLC, (“CD&R”) dated April 30, 2020. We received net proceeds of $244 million after issuance costs, a portion of which was used to pay down our revolver borrowings and the remainder of which was used to provide additional short-term liquidity and support general corporate purposes.

Our right to elect a conversion was triggered on September 4, 2020, when the closing share price of our common stock was $22.29 , which marked the twentieth trading day in a period of thirty consecutive trading days that our volume weighted average stock price closed above $22.20 (which is equal to 200% of the conversion price for the Series A Preferred Stock of $11.10 currently in effect). On September 9, 2020, we then converted a portion of our 7.50% Series A Convertible Preferred Stock to 14.4 million shares of Common Stock in accordance with the terms of the Investment Agreement. Following this conversion, the Purchaser continues to own 90,632 shares of Series A Preferred Stock. The remaining Series A Preferred Stock is a participating security for our calculation of earnings per share (see Note 15 - Earnings (Loss) Per Share). To convert the remaining shares of Series A Preferred Stock into Common Stock, we require shareholder consent to comply with NASDAQ Listing Rules that otherwise limit Common Stock ownership to less than 20%. On November 17, 2020, we are scheduled to hold a Special Meeting of Shareholders to vote on the conversion of the remaining outstanding Series A Preferred Stock into common stock.

For the three months ended September 30, 2020, our board of directors declared a pro rata quarterly dividend. For the three and nine months ended September 30, 2020 we paid preferred dividends of $4 million and $6 million, respectively. There were no cumulative dividends included in the accompanying condensed consolidated financial statements in connection with the outstanding shares of Series A Preferred Stock.

Under the terms of the Investment Agreement, the Purchaser had the right to appoint two designees to our board of directors (see Note 16 - Related Party Transactions).

13. Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) includes certain gains and losses that are excluded from Net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity.

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

	Gain (loss) on derivative instruments	Foreign currency translation gain (loss)	Total
Balance at December 29, 2018	$—	$(82)	$(82)
Other comprehensive loss before reclassifications	(1)	(4)	(5)
Reclassified from Accumulated other comprehensive loss to earnings	1	—	1
Balance at December 31, 2019	—	(86)	(86)
Other comprehensive loss before reclassifications	(8)	(2)	(10)
Reclassified from Accumulated other comprehensive loss to earnings	3	2	5
Balance at September 30, 2020	$(5)	$(86)	$(91)

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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
14. Income Taxes

As previously disclosed in our 2019 Form 10-K, we revised our condensed consolidated financial statements for the three months ended September 30, 2019. As we incurred additional losses in the fourth quarter of 2019, we had for the first time, a three-year cumulative loss in the U.S. We determined that the cumulative loss represented a significant piece of negative evidence which is difficult to overcome in determining whether a valuation allowance was required. The cumulative loss caused us to reassess the weight of other available evidence we had use in making this determination at September 30, 2019. That reassessment resulted in our conclusion that negative evidence at September 30, 2019 outweighed the positive which resulted in the need for this revision. We determined that these amounts were and are not material to our previously issued quarterly financial statements. The impact to our previously issued condensed consolidated financial statements was as follows:

	As of September 30, 2019
Condensed Consolidated Balance Sheet	Previously Reported	Revision	As Revised
Non-current deferred income tax assets, net (a)	$38	$(19)	$19
Total assets	3,328	(19)	3,309
Deferred income taxes	11	34	45
Total liabilities	1,989	34	2,023
Accumulated deficit	(939)	(53)	(992)
Total shareholders’ equity	1,329	(53)	1,276
Total liabilities, redeemable non-controlling interests, and shareholders’ equity	$3,328	$(19)	$3,309

(a) Included in Investments and other.
	Three Months Ended September 30, 2019
Condensed Consolidated Statement of Operations	Previously Reported	Revision	As Revised
Income tax benefit (expense)	$60	$(53)	$7
Net income (loss)	(909)	(53)	(962)
Net income (loss) attributable to Covetrus	$(906)	$(53)	$(959)

Earnings (loss) per share attributable to Covetrus:
Basic	$(8.09)	$(0.47)	$(8.56)
Diluted	$(8.09)	$(0.47)	$(8.56)

	Nine Months Ended September 30, 2019
Condensed Consolidated Statement of Operations	Previously Reported	Revision	As Revised
Income tax benefit (expense)	$60	$(53)	$7
Net income (loss)	(932)	(53)	(985)
Net income (loss) attributable to Covetrus	$(929)	$(53)	$(982)

Earnings (loss) per share attributable to Covetrus:
Basic	$(8.76)	$(0.50)	$(9.26)
Diluted	$(8.76)	$(0.50)	$(9.26)

Income tax expense for the three months ended September 30, 2020 was $3 million on a loss before taxes and equity in earnings of affiliates of $32 million for a consolidated effective tax rate of (8.0)%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the three months ended September 30, 2020, primarily relates to the sale of our scil business and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Income tax expense for the nine months ended September 30, 2020 was $6 million on a loss before taxes and equity in earnings of affiliates of $8 million for a consolidated effective tax rate of (90.6)%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the nine months ended September 30, 2020, primarily relates to the sale of our scil business and non-deductible stock compensation expense.

Income tax benefit for the three months ended September 30, 2019 was $7 million on a loss before taxes and equity in earnings of affiliates of $969 million for a consolidated effective tax rate of 0.8%. The income tax benefit for the nine months ended September 30, 2019 was $7 million on a loss before taxes and equity in earnings of affiliates of $992 million for a consolidated effective tax rate of 0.7%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the three and nine months ended September 30, 2019, primarily related to the federal tax impact of international operations included as Global Intangible Low-Taxed Income ("GILTI") and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

The CARES Act

On March 27, 2020, the President of the United States signed the CARES Act, a substantial tax-and-spending package intended to provide additional economic stimulus to address the impact of the COVID-19 pandemic. The CARES Act did not have a material impact on our condensed consolidated financial statements as of and for the three and nine months ended September 30, 2020.

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

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
On September 9, 2020, we converted a portion of our 7.50% Series A Convertible Preferred Stock to 14.4 million common shares. Following the conversion, the additional shares were included in weighted-average common shares outstanding.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Covetrus	$(35)	$(959)	$(15)	$(982)

Adjustment for:
Dividends declared on Series A preferred stock	(4)	—	(6)	—

Income (loss) available to common shareholders	$(39)	$(959)	$(21)	$(982)

Denominator:
Basic
Weighted-average common shares outstanding	116	112	113	106
Diluted
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding	116	112	113	106

Earnings (loss) per share attributable to Covetrus:
Basic	$(0.33)	$(8.56)	$(0.18)	$(9.26)
Diluted	$(0.33)	$(8.56)	$(0.18)	$(9.26)

Potentially dilutive securities (a)	26	6	27	4

(a) Potentially dilutive securities attributable to outstanding convertible Series A Preferred Stock (approximately 73% of the total potentially dilutive securities for the three months ended September 30, 2020 and approximately 74% of the total potentially dilutive securities for the nine months ended September 30, 2020), stock options, restricted stock units, restricted stock awards, and performance stock units were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
16. Related Party Transactions

Upon closing the transaction with Distrivet, S.A. on April 30, 2020 (see Note 3 - Divestiture and Equity Method Investment), Distrivet became a related party. During the three months ended September 30, 2020, we provided management services and corporate branding to Distrivet under our agreement, and we provided goods to Distrivet. These services and product sales were not material during this period.

Because CD&R currently beneficially owns 19.99% of our common stock, they are deemed a related party. As part of the terms of the Investment Agreement, CD&R had the right to designate two members to our board of directors, which resulted in increasing the number of directors serving on the board from nine to ten directors. CD&R's current designees on our board of directors are Ravi Sachdev and Sandra E. Peterson. CD&R’s right to representation on our board is directly related to their level of share ownership; if CD&R sells some of their common stock, subject to certain thresholds, their right to representation on our board is reduced or eliminated. See Note 12 - Redeemable Series A Convertible Preferred Stock.

17. Segment Data

The following tables reflect our segment and Corporate information and reconciles Adjusted EBITDA for reportable segments to consolidated Net income (loss) attributable to Covetrus:

	At and For the Three Months Ended September 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$618	$403	$108	$—	$(3)	$1,126
Adjusted EBITDA	$45	$19	$8	$(13)	$—	$59
Total assets	$3,124	$700	$173	$1,169	$(1,656)	$3,510

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(35)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						10
Plus: Income tax (benefit) expense						3
Earnings before interest, taxes, depreciation, and amortization						19
Plus: Share-based compensation						11
Plus: Strategic consulting						3
Plus: Transaction costs (a)						1
Plus: Separation programs and executive severance						2
Plus: IT infrastructure						1
Plus: Formation of Covetrus (a)						4
Plus: Equity method investment and non-consolidated affiliates (b)						1
Plus: Operating lease right-of-use asset impairment						8
Plus: France managed exit (c)						8
Plus: Other items, net						1
Adjusted EBITDA						$59

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.
(b) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%.
(c) Includes $7 million of severance and $1 million of other costs. See Note 3 - Divestiture and Equity Method Investment for further discussion.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	At and For the Three Months Ended September 30, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$543	$384	$94	$—	$(3)	$1,018
Adjusted EBITDA	$39	$15	$5	$(10)	$—	$49
Total assets	$2,829	$622	$121	$1,108	$(1,371)	$3,309

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(959)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						16
Plus: Income tax (benefit) expense						(7)
Earnings before interest, taxes, depreciation, and amortization						(909)
Plus: Share-based compensation						10
Plus: Formation of Covetrus (a)						13
Plus: Separation programs and executive severance						1
Plus: IT infrastructure						2
Plus: Goodwill impairment						939
Less: Minority interest in goodwill impairment						(3)
Less: Other items, net						(4)
Adjusted EBITDA						$49

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	For the Nine Months Ended September 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,771	$1,166	$288	$—	$(8)	$3,217
Adjusted EBITDA	$141	$53	$20	$(44)	$—	$170

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(15)
Plus: Depreciation and amortization						124
Plus: Interest expense, net						37
Plus: Income tax (benefit) expense						6
Earnings before interest, taxes, depreciation, and amortization						152
Plus: Share-based compensation						30
Plus: Strategic consulting						13
Plus: Transaction costs (a)						8
Plus: Separation programs and executive severance						4
Plus: IT infrastructure						3
Plus: Formation of Covetrus (b)						17
Plus: Capital structure						2
Plus: Equity method investment and non-consolidated affiliates (c)						1
Plus: Operating lease right-of-use asset impairment						8
Plus: France managed exit (d)						8
Less: Other items, net (e)						(76)
Adjusted EBITDA						$170

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures.
(b) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.
(c) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%.
(d) Includes $7 million of severance and $1 million of other costs. See Note 3 - Divestiture and Equity Method Investment for further discussion.
(e) Includes a pre-tax gain of $72 million from the sale of scil and a $1 million gain on the deconsolidation of SAHS. See Note 3 - Divestiture and Equity Method Investment.

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	For the Nine Months Ended September 30, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,592	$1,114	$270	$—	$(8)	$2,968
Adjusted EBITDA	$117	$50	$13	$(27)	$—	$153

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(982)
Plus: Depreciation and amortization						113
Plus: Interest expense, net						41
Plus: Income tax (benefit) expense						(7)
Earnings before interest, taxes, depreciation, and amortization						(835)
Plus: Share-based compensation						35
Plus: Formation of Covetrus (a)						26
Plus: Separation programs and executive severance						1
Plus: Carve-out operating expenses						5
Plus: IT infrastructure						4
Plus: Goodwill impairment						939
Less: Minority interest in goodwill impairment						(3)
Less: Other items, net						(19)
Adjusted EBITDA						$153

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

See Note 4 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

18. Subsequent Events

On October 9, 2020, we announced a strategic investment in Veterinary Study Groups, Inc. ("VSG") which we will consolidate in the fourth quarter of 2020. VSG manages a family of more than 50 Veterinary Management Groups in the United States and Canada, which are comprised of more than 1,100 members who together own more than 1,500 veterinary practices. VSG generated approximately $12 million in revenue for fiscal year 2019.

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
•the impact of litigation
•the impact of Brexit
•the impact of accounting pronouncements, seasonality of our business, leases, expenses, interest expense, and debt
•sufficiency of cash and access to liquidity
•cybersecurity risks, including risk associated with our dependence on third party service providers as a large portion of our workforce is working from home
•additional risks and factors discussed, including those discussed under the heading “Risk Factors” in this Report and in our 2019 Form 10-K filed on March 3, 2020, and in our other SEC filings

Our forward-looking statements are based on current beliefs and expectations of our management team and, except as required by law, we undertake no obligations to make any revisions to the forward-looking statements contained in this Report or to update them to reflect events or circumstances occurring after the date of this Report, whether as a result of new information, future developments, or otherwise.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and under the caption Risk Factors in our 2019 Form 10-K.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our 2019 Form 10-K.

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

Segments

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis; our reportable segments consist of the following: (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. We evaluate our segment profit (loss) solely based on adjusted earnings before interest, taxes, depreciation, and amortization (“Adjusted EBITDA”).

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to: (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our board of directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our condensed consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, IT infrastructure, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, managed exits from businesses we are exiting or closing, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP. See below for our Adjusted EBITDA explanations on a segment basis as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 17 - Segment Data as required by ASC 280.

Key Factors and Trends Affecting our Results

Impact of COVID-19 on our Business

In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. The determination of what is an “essential” business is mandated by local authorities. However, since various countries started reopening in the second half of 2020, there has been a surge of coronavirus cases in various locations and some countries are experiencing a second wave of infections. Due to recent spikes in cases, some regions are re-entering lockdowns, stepping up restrictions, or delaying phased re-opening plans. The animal-health industry and veterinary-care sector have proven to be more resilient than originally anticipated. Operationally, all of our distribution centers and pharmacies continue to remain open as veterinary medicine has been deemed an essential service in most geographies across the globe. Our supply chain operations continue to work with manufacturers and suppliers across the globe to provide access to critical supplies and quality products.

During the first quarter of 2020, net sales reflected the positive momentum the business had entering 2020, benefiting from prescription management growth and certain inventory stocking activity in several geographies in connection with the COVID-19 pandemic. From mid-March to the end of April, we experienced a significant slowdown in net sales as some markets went into a stricter lockdown. As a result of this slowdown and the uncertainty surrounding the COVID-19 pandemic, management took certain temporary cost containment measures to help better align our cost structure near-term, including temporary executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, discretionary spending deferrals, deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and temporarily suspended our 401(k)-employer match. However, our end-market across most geographies began to improve exiting April and demand has largely recovered as deferred visits to veterinary practices recovered and demand trends normalized to pre-COVID-19 levels in most of our markets.

Additionally, demand for our prescription management and online pharmacy services increased in the second quarter with growth rates returning to pre-COVID-19 levels in the third quarter as the pandemic shifted customer and animal-owner demand to our online channel; however, this demand may be temporary. COVID-19 may result in a reduction in our companion animal-related net sales should wellness-related veterinary practice visits decline; as the companion-animal market represents approximately 75% of our global supply chain net sales. Even though, to date, the COVID-19 pandemic has caused limited disruption to our financial results as we observed demand increases, the pandemic has been highly disruptive to established business practices and the buying patterns of our customers, both of which are currently fluid as the COVID-19 pandemic's effect on our macroeconomic environment is unpredictable. Although our supply chain and distribution network is meeting our market demand, we are exposed to third party shipping surcharges and anticipate this trend to continue.

Our travel and entertainment expenses were significantly reduced in the second and third quarters of 2020 due to travel restrictions, which while disruptive, were beneficial in managing our operating expense. We expect that travel and entertainment expenses will return to previous levels when the COVID-19 pandemic eventually subsides. We are monitoring our business to address our adaptability to COVID-19 in the short term as well as long-term sustainability. We believe that the actions we have taken will help us manage through the COVID-19 pandemic, however, our results in future quarters depend on the efficacy of containment procedures, the consequences of re-opening plans implemented globally, the lift on travel restrictions, and the subsequent impact on economic activity.

We began to ease some of the above-mentioned cash and liquidity conservation measures as the impact of the COVID-19 pandemic on our results of operations, to date, has been less than anticipated. We returned to pre-COVID-19 compensation levels and reinstated our 401(k)-employer match. At the same time, we continue to closely monitor global developments unfolding during the pandemic and may reinstate any measures that we reverse, or we may take additional actions, as needed, to ensure we have enough liquidity for our business operations. In the absence of cost containment measures to manage our business in this dynamic COVID-19 environment, our selling, general and administrative expenses would likely increase throughout the remainder of 2020 as we continue to establish ourselves as a standalone company and invest for growth.

To protect the health and safety of our employees, we implemented workplace regulations and recommended guidelines from government and public health authorities related to COVID-19. This includes frequent washing of hands, daily disinfecting of workspaces, and limiting non-essential travel. For employees who recently traveled to affected areas, a two-week quarantine is required prior to returning to work. In our pharmacies, it has been our standard practice to strictly comply with United States Pharmacopeia regulations on the use and application of personal protective equipment by all staff. In March 2020, we transitioned a large portion of our teams to working remotely and implemented staggered schedules in our distribution facilities. In October 2020, we issued internal guidance on the expected return to work in July 2021 for our North America workforce that is currently operating remotely. Outside of North America, we adhere to the regulations and guidelines instituted by local authorities in our area of operations and make judgments with the best available information at the time. We created a COVID-19 information portal on our Covetrus intranet that provides best practices for working at home and staying connected, communications from our leadership, internal contacts for any COVID-19 questions, and helpful external reference links.

We assembled three cross-functional task forces that actively monitor our return-to-work guidelines. These task forces represent North America, Europe, and APAC & Emerging Markets, and their goal is to maintain a comprehensive plan of best practices for our essential facilities such as distribution centers and pharmacies and establish protocols for field-based employees to return to customer sites and for us to re-open Covetrus offices to safely accommodate more office-based employees.

Our return to work plan addresses four main areas:
•Health & Safety - create work schedules and rotations, use of personal protective equipment, and protocols for employee health screening, sick notifications, on-site visitors, and more
•Operations - best practices and guidance for employee workspace reconfiguration required to support social distancing, cleaning protocols, training, and compliance management
•Commercial - enable and support field-based employees in making customer visits and establish safety guidelines and strategies for our field sales teams

•Communications - communicate updates of employee-related policies and provide materials, onsite signage, and employee training on updated protocols and policies

We will continue to actively monitor how COVID-19 is impacting us and may take further actions to alter our business operations in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Strategic Development

In 2020, we identified four priorities for our organization to drive forward our long-term strategic objectives: (i) creating a high-performing, customer-centric culture, (ii) maximizing effectiveness and efficiency, (iii) driving proprietary products and solutions, and (iv) expanding capabilities and developing sourcing excellence.

To date, we have taken a number of steps to support these priorities, including:

•We onboarded several leaders with experience in driving growth and transformation to increase coordination across our business units and technology capabilities as we phase-in our global integration efforts and tap into growth opportunities
•As part of our commitment to creating a diverse and inclusive environment, we created a Global Diversity & Inclusion governance and community program, which includes a Global Advisory Board and a number of global, business unit and regional diversity and inclusion leads dedicated to drive our commitments and strategic focus areas as well as to ensure local support
•In August, with our focus on our team, retaining our hardworking talent, and the knowledge of how COVID-19 may be affecting team members in their personal lives, we launched the Covetrus Hardship Fund to help our colleagues with COVID-19 illness-related hardship
•We instituted broad-based cost containment measures and spending discipline to adapt to the changing COVID-19 economic environment. Many of these measures drive organizational and spending behavior we were seeking to instill anyway within our organization to support our growth and continued performance. For example, on an as-needed basis, we would expect to implement hiring freezes of non-essential positions as well as capital expenditure trimming
•We experienced strong utilization of our prescription management platform as we were well placed in the industry to provide dynamic solutions to our customers, although this growth may be temporary
•We centralized our direct and indirect sourcing initiatives to coordinate purchasing activity and leverage our global scale
•In October 2020, we made a strategic investment in Veterinary Study Groups — which we will consolidate in the fourth quarter of 2020 — that furthers our strategy to drive increased customer alignment

While the global pandemic may have a continued impact on our business and could create new obstacles tied to achieving certain of our strategic objectives, our focus on building a shared culture of success, driving efficiencies throughout the organization, and executing against the core drivers of our business has and will remain.

Seasonality

Our quarterly sales and operating results have varied from period-to-period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements which can cause our customers to purchase animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Results of Operations

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	$ Increase (Decrease)	% Increase (Decrease)	September 30, 2020	September 30, 2019	$ Increase (Decrease)	% Increase (Decrease)
Net sales	$1,126	$1,018	$108	10.6%	$3,217	$2,968	$249	8.4%
Cost of sales	929	827	102	12.3	2,625	2,407	218	9.1
Gross profit	197	191	6	3.1	592	561	31	5.5
Operating expenses:
Selling, general and administrative	224	210	14	6.7	642	594	48	8.1
Goodwill impairment	—	939	(939)	(100.0)	—	939	(939)	(100.0)
Operating loss	$(27)	$(958)	$(931)	(97.2)%	$(50)	$(972)	$(922)	(94.9)%

Interest expense, net	$(10)	$(15)	$(5)	(33.3)%	$(37)	$(38)	$(1)	(2.6)%
Other, net (a)	$5	$4	$1	25.0%	$79	$18	$61	338.9%

Net income (loss)	$(35)	$(962)	$(927)	(96.4)%	$(14)	$(985)	$(971)	(98.6)%
Net income (loss) attributable to Covetrus	$(35)	$(959)	$(924)	(96.4)%	$(15)	$(982)	$(967)	(98.5)%

(a) Includes a $72 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS. See Note 3 - Divestiture and Equity Method Investment.

The year-over-year increase in Net sales for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to prescription management growth, improved performance across certain of our markets as the end-market demand recovered, and favorable foreign exchange, partially offset by divestitures.

The year-over-year increase in Net sales for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to prescription management growth, improved performance across certain of our markets, and acquisitions, partially offset by unfavorable foreign exchange and divestitures.

The year-over-year improvement in Operating loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was largely due to the impact of the goodwill impairment charge in the comparative period of the prior year.

The year-over-year improvement in Operating loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was largely due to the impact of the goodwill impairment charge in the comparative period of the prior year, partially offset by increased SG&A expense related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth.

The year-over-year improvement in Net loss for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was largely due to the impact of the goodwill impairment charge in the comparative period of the prior year.

The year-over-year improvement in Net loss for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was largely due to the impact of the goodwill impairment charge in the comparative period of the prior year, the gain on the divestiture of scil, partially offset by increased SG&A expense related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth.

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change
North America	$618	$543	$75	13.8%	$1,771	$1,592	$179	11.2%
Europe	403	384	19	4.9	1,166	1,114	52	4.7
APAC & Emerging Markets	108	94	14	14.9	288	270	18	6.7
Eliminations	(3)	(3)	—	—	(8)	(8)	—	—
Total Net sales	$1,126	$1,018	$108	10.6%	$3,217	$2,968	$249	8.4%

Net sales for the three months ended September 30, 2020 increased compared to the three months ended September 30, 2019 primarily due to a $32 million increase from prescription management growth, improved performance across certain of our markets as the COVID-19 impact eased, and the $14 million favorable impact of foreign exchange, partially offset by $29 million in net sales from divestitures as the divested businesses contributed net sales for a full period in 2019. The drivers by segment are detailed below:

•North America increased primarily due to growth in prescription management, which contributed a $32 million increase in net sales. Supply chain net sales (net of eliminations) increased 10% due to end-market recovery at or above pre-COVID-19 levels.

•Europe increased primarily due to the COVID-19 end-market recovery in certain of our European markets and favorable foreign currency exchange of $16 million, partially offset by the disposition of scil and the deconsolidation of a subsidiary in Spain that decreased net sales by $26 million as the divested businesses contributed net sales for a full period in 2019. Our business in Germany has been adversely affected by our transition to a third party logistics provider in the fourth quarter of 2020. Also, a loss of a U.K. supplier effective January 2021, will result in decreasing net sales in future periods. We are taking steps to mitigate these effects and do not expect the profitability impact to be significant.

•APAC & Emerging Markets increased primarily due to strong underlying organic growth in the region, partially offset by unfavorable foreign exchange of $2 million.

Net sales for the nine months ended September 30, 2020 increased compared to the nine months ended September 30, 2019 primarily due to a $102 million increase from prescription management growth, improved performance across certain of our markets, and contribution of $67 million in net sales from acquisitions, including $24 million from the acquisition of Vets First Choice being present for a complete three quarters of sales this year versus only 7.5 months in 2019 (February 8 - September 30, 2019), partially offset by $27 million due to unfavorable foreign exchange and $55 million effect on net sales from divestitures as the divested businesses contributed net sales for a full period in 2019. The drivers by segment are detailed below:

•North America increased primarily due to an increased contribution of $102 million from prescription management growth and $24 million from the acquisition of Vets First Choice being present for a complete three quarters of sales this year versus only 7.5 months in 2019 (February 8 - September 30, 2019). The increase in supply chain net sales was partially offset by the loss of a customer in the first quarter of 2019.

•Europe increased primarily due to organic growth in most of our markets in the region and $41 million from our acquisitions in France and Romania being present for the full period in 2020, partially offset by $50 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed net sales for a full period in 2019, and unfavorable foreign currency exchange of $6 million.

•APAC & Emerging Markets increased primarily due to the contribution of $37 million in net sales from organic growth. These increases were partially offset by unfavorable foreign exchange of $20 million.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	September 30, 2020	Gross Margin %	September 30, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$123	19.9%	$116	21.4%	$7	6.0%
Europe	53	13.2	57	14.8	(4)	(7.0)
APAC & Emerging Markets	21	19.4	18	19.1	3	16.7
Total Gross profit	$197	17.5%	$191	18.8%	$6	3.1%

During the three months ended September 30, 2020, the increase in gross profit compared to the prior year period was due to $6 million related to prescription management growth, improved performance across certain of our markets as the end-market demand recovered, and $1 million in favorable foreign exchange, partially offset by $8 million from divestitures as the divested businesses contributed gross profit for a full period in 2019. The drivers of the increase in our gross profit are further detailed below by segment:

•North America increased primarily due to prescription management growth which contributed $6 million and the increase in supply chain net sales related end-market recovery.

•Europe decreased primarily due to the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed gross profit for a full period in 2019, which decreased gross profit by $7 million, partially offset by favorable foreign exchange of $2 million and an increase in net sales related to the end-market recovery in many European markets.

•APAC & Emerging Markets increased due to improved performance in certain markets in the region.

	Nine Months Ended
(In millions)	September 30, 2020	Gross Margin %	September 30, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$371	20.9%	$340	21.4%	$31	9.1%
Europe	164	14.1	169	15.2	(5)	(3.0)
APAC & Emerging Markets	57	19.8	52	19.3	5	9.6
Total Gross profit	$592	18.4%	$561	18.9%	$31	5.5%

During the nine months ended September 30, 2020, the increase in gross profit compared to the nine months ended September 30, 2019 was largely driven by a $26 million increase from prescription management growth, $15 million from acquisitions being present for the full period in 2020 versus a partial period in 2019, as well as improved performance across certain distribution markets. These increases were partially offset by $16 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed gross profit for a full period in 2019 and unfavorable foreign exchange of $6 million. The drivers of the increase in our gross profit are further detailed below by segment:

•North America increased primarily due to the acquisition and growth of our prescription management business.
•Europe decreased primarily due to $14 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed gross profit for a full period in 2019, and unfavorable foreign exchange effects, partially offset by acquisitions being present for the full period in 2020 versus a partial period in 2019 and improved performance across certain distribution markets.
•APAC & Emerging Markets increased due to the contribution of $9 million from organic growth, partially offset by unfavorable foreign exchange of $5 million.

Selling, General and Administrative (“SG&A”)

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change
North America	$129	$121	$8	6.6%	$364	$347	$17	4.9%
Europe	51	46	5	10.9	142	135	7	5.2
APAC & Emerging Markets	14	15	(1)	(6.7)	41	43	(2)	(4.7)
Corporate	30	28	2	7.1	95	69	26	37.7
Total SG&A	$224	$210	$14	6.7%	$642	$594	$48	8.1%

SG&A expenses for the three months ended September 30, 2020 increased compared to prior year period primarily due to increased costs related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth, an $8 million operating lease right-of-use asset impairment and $7 million of costs accrued in connection with the managed exit of our French distribution business, strategic consulting fees, and an unfavorable foreign exchange effect. This increase was partially offset by $8 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full period in 2019. The drivers by segment and at Corporate are detailed below:

•North America increased primarily due to an $8 million operating lease right-of-use asset impairment.

•Europe increased primarily due to $7 million of costs incurred in connection with the managed exit of our French distribution business, $2 million of unfavorable foreign exchange, and an increase in IT and facility costs associated with the formation of Covetrus as we exit our transition service agreements. The increase was partially offset by $7 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full period in 2019.

•APAC & Emerging Markets decreased primarily due to favorable foreign exchange of $1 million.

•Corporate increased primarily due to increased costs related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth and strategic consulting fees of $3 million, partially offset by a decrease in expenses related to the formation of Covetrus.

SG&A expenses for the nine months ended September 30, 2020 increased compared to the same period in 2019, primarily due to the increase of $25 million from acquisitions (primarily Vets First Choice) and increased costs related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth, strategic consulting fees, an $8 million operating lease right-of-use asset impairment, and $7 million of costs accrued in connection with the managed exit of our French distribution business. These costs were partially offset by decreases due to the disposition of scil, the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full period in 2019, decreased expenses related to the formation of Covetrus, and favorable foreign exchange of $4 million. The drivers by segment and at Corporate are detailed below:

•North America increased primarily due to the acquisition of Vets First Choice which contributed $19 million incremental expense from a complete nine months of SG&A expense this year versus 7.5 months last year and an $8 million operating lease right-of-use asset impairment, partially offset by lower share-based compensation expenses and expenses related to the formation of Covetrus.

•Europe increased primarily due to $7 million of costs accrued in connection with the managed exit of our French distribution business, $6 million from acquisitions in France and Romania being present for the full period in 2020, and increased IT and facility costs associated with the formation of Covetrus as we exit our transition service agreements. These increases were partially offset by $13 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full period in 2019.

•APAC & Emerging Markets decreased primarily due to favorable foreign exchange.

•Corporate grew primarily due to increased costs incurred as we continue to invest in our corporate infrastructure to enable our growth and $13 million related to strategic consulting fees, partially offset by decreased expenses related to the formation of Covetrus.

Other, net

Other, net during the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was relatively flat.

The nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was positively impacted by the gain on the divestiture of scil as well as a gain on our deconsolidation of our subsidiary, SAHS, in Spain.

Income taxes

Income tax expense for the three months ended September 30, 2020 was $3 million on a loss before income taxes and equity earnings in affiliates of $32 million for a consolidated effective tax rate of (8.0)%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the three months ended September 30, 2020, primarily relates to the sale of our scil business and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

Income tax expense for the nine months ended September 30, 2020 was $6 million on a loss before taxes and equity in earnings of affiliates of $8 million for a consolidated effective tax rate of (90.6)%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the nine months ended September 30, 2020, primarily relates to the sale of our scil business and non-deductible stock compensation expense.

Income tax benefit for the three months ended September 30, 2019 was $7 million on a loss before taxes and equity in earnings of affiliates of $969 million for a consolidated effective tax rate of 0.8%. The income tax benefit for the nine months ended September 30, 2019 was $7 million on a loss before taxes and equity in earnings of affiliates of $992 million for a consolidated effective tax rate of 0.7%. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate for the three and nine months ended September 30, 2019, primarily related to the federal tax impact of international operations included as GILTI and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

Adjusted EBITDA

	Three Months Ended				Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	$ Change	% Change	September 30, 2020	September 30, 2019	$ Change	% Change
North America	$45	$39	$6	15.4%	$141	$117	$24	20.5%
Europe	19	15	4	26.7	53	50	3	6.0
APAC & Emerging Markets	8	5	3	60.0	20	13	7	53.8
Corporate	(13)	(10)	(3)	NA	(44)	(27)	(17)	NA
Total Adjusted EBITDA	$59	$49	$10	20.4%	$170	$153	$17	11.1%

Total non-GAAP Adjusted EBITDA for the three months ended September 30, 2020 increased compared to the same period in 2019, largely due to prescription management growth, partially offset by increasing costs incurred as we continue to invest in our corporate infrastructure to enable our growth. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to prescription management growth.

•Europe increased primarily due to the COVID-19 end-market recovery in certain of the European markets.

•APAC & Emerging Markets increased primarily due to organic growth.

•Corporate contributed a $3 million decrease largely due to increased costs incurred as we continue to invest in our corporate infrastructure to enable our growth.

Total non-GAAP Adjusted EBITDA for the nine months ended September 30, 2020 increased compared to the same period in 2019, largely due to prescription management growth, partially offset by increasing costs incurred as we continue to invest in our corporate infrastructure to enable our growth. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to growth of our prescription management business.

•Europe increased primarily due to the COVID-19 end-market recovery in certain of our European markets.

•APAC & Emerging Markets increased primarily due to organic growth, partially offset by unfavorable foreign exchange.

•Corporate contributed a $17 million decrease primarily due to increased SG&A expenses incurred as we continue to invest in our corporate infrastructure to enable our growth.

Liquidity and Capital Resources

Impact of COVID-19 on Liquidity and Capital Resources

The spread of COVID-19 as a global pandemic in early 2020 led to rapid pricing fluctuations and changing terms that have impacted global capital markets. Many equity prices tumbled and the investment funds flowing into certain debt markets paused or became more expensive to borrowers in the early stages of the pandemic, and the recovery of these capital markets has been mixed with still uncertain forecasts. In response, some governments offered deferred tax schemes, guarantees, and loan programs to individuals, small businesses, and larger companies as methods to boost liquidity and maintain workforces to help soften the impact of COVID-19 on capital structures and financial results of businesses. We have not been immune to the impact of COVID-19 and have taken and continue to take steps to improve our liquidity position.

In April 2020, under challenging conditions, we completed the sale of our scil animal-care business for net cash proceeds of approximately $104 million, representing gross proceeds of $110 million, net of cash included in the sale. We used $45 million of these proceeds to prepay our remaining quarterly term loan principal amortization payments for 2020.

On May 19, 2020, we sold our Series A Preferred Stock in a private placement transaction for $244 million in net cash proceeds to further enhance our liquidity position. A portion of the Series A Preferred Stock proceeds, coupled with cash flow generated from better than anticipated sales during COVID-19, was used to repay our revolver borrowings outstanding at that time earlier than expected, with the remainder used to support general corporate purposes (see Note 12 - Redeemable Series A Convertible Preferred Stock). In September 2020, we acted on the opportunity to convert a portion of our Series A Preferred Stock to common stock that will result in a reduction of our cash dividend payments on the Series A Preferred Stock by $12 million, on an annualized basis assuming cash payments. On November 17, 2020, we are scheduled to hold a Special Meeting of Shareholders to vote on the conversion of the remaining outstanding Series A Preferred Stock into common stock that would allow us to further save approximately $7 million in annual dividend payments.

Our operational plans to manage our liquidity continue to include reducing non-critical capital expenditures, sharpening our focus on collecting amounts owed to us by customers and for supplier rebates, managing opportunistic inventory purchases as we carefully monitor sales forecasts, quickly reducing our other costs, considering additional borrowings, if needed, based on availability under our revolving credit facility from time-to-time, and maximizing our payment terms wherever possible.

Our interest expense was slightly lower during the nine months ended September 30, 2020 primarily due to fully paying the required $60 million 2020 amortization payments by April 2020, which reduced our term loan outstanding and lowered monthly floating interest rates applicable to the term loan. The February 2020 amendment to our credit agreement modified the leverage-based grid that determines the applicable margin to be added to our borrowings, which applicable margin increases as credit agreement-defined leverage increases or decreases as credit agreement-defined leverage decreases. In addition, this amendment permits us to maintain revolving credit facility borrowings near term, if needed, while remaining compliant with our debt covenants as the step down of our leverage covenant from 5.50x to 5.00x was delayed until June 30, 2021. We were in compliance with the covenants in our credit agreement as of September 30, 2020. Based on our expected credit agreement-defined leverage as of the three months ended September 30, 2020, once the quarterly credit agreement compliance filing is made, the applicable margin on our credit agreement borrowings outstanding will remain unchanged at least until the next compliance filing is made for the three months ended December 31, 2020.

The duration of the COVID-19 pandemic continues to be unknown. Should the pandemic extend throughout the rest of 2020 and beyond, we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, research government-backed loan programs that may be available to us or to our customers, and monitor the capital markets for additional opportunities to improve our liquidity position.

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
•equity investment and business acquisitions that we may fund from time to time
•term loan facility amortization payments (paid in full for 2020, but beginning again in March 2021)
•capital investments in current and future facilities
•pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed

Results from operations for the remainder of 2020 will likely influence whether we pursue some of the opportunities noted above. Regardless, we anticipate that we will continue to incur significant interest expense related to debt service on the credit facility.

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

Cash and Cash Equivalents

As of September 30, 2020, we had Cash and cash equivalents of $355 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended
(In millions)	September 30, 2020	September 30, 2019	$ Change
Net cash provided by operating activities	$11	$34	$(23)
Net cash provided by (used for) investing activities	55	(56)	111
Net cash provided by financing activities	160	64	96
Total net cash flows	$226	$42	$184

Cash inflows and outflows from changes in operating activities

For the nine months ended September 30, 2020, net cash provided by operating activities decreased over the nine months ended September 30, 2019, primarily due to growth in working capital.

Cash inflows and outflows from changes in investing activities

For the nine months ended September 30, 2020, net cash provided by investing activities increased compared to net cash used for investing activities the nine months ended September 30, 2019, primarily due to $104 million in net proceeds from the divestiture of scil.

Cash inflows and outflows from changes in financing activities

For the nine months ended September 30, 2020, net cash provided by financing activities increased over the nine months ended September 30, 2019, primarily due to $250 million in gross proceeds from the issuance of Series A Preferred Stock, partially offset by principal payments, debt issuance costs, preferred stock issuance costs, preferred stock dividends, and acquisition payments totaling $96 million. During the nine months ended September 30, 2019, we had net cash inflows from bank debt of $1.2 billion and our Former Parent of $165 million offset by a dividend payment to Former Parent, principal payments, debt issuance costs, and acquisition of non-controlling interests in subsidiaries totaling $1.3 billion.

Contractual Obligations

We did not have any material changes in our contractual obligations since the end of fiscal year 2019 outside of activities in the ordinary course of business.

We anticipate contractual obligations which are tied to acquisitions and investments made to grow our business will reduce our available liquidity by approximately $60 million through the rest of 2020 and the first half of 2021.

Off-balance Sheet Arrangements
In April 2020, we made a final payment of $9 million for a 2019 acquisition which increased the amount available to be borrowed under our revolving line of credit. As of September 30, 2020, we had $1 million outstanding in standby letters of credit that primarily support our obligations related to our insurance programs and $4 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions.

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

During the first quarter ended March 31, 2020, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment test of goodwill as of March 31, 2020 by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020. The income-based approach resulted in a fair value that exceeded the carrying amount by $2 million and $156 million at discount rates of 9.0% and 8.5%, respectively.

We did not conduct an impairment test as of June 30, 2020 or September 30, 2020, as no triggering events occurred. We continued to experience strong demand for our prescription management and online pharmacy services during the third quarter 2020, the COVID-19 pandemic has not had a material negative impact on our results of operations or financial condition, and our market capitalization at September 30, 2020 increased 240% over our market capitalization at March 31, 2020. Nevertheless, we consider our North America reporting unit's goodwill to be at risk and changes in our forecast of future operating or financial results, cash flows, share price, market capitalization, or discount rate used when conducting future goodwill impairment tests could affect the estimated fair value of our goodwill-bearing reporting unit and may result in a goodwill impairment charge in the future.

Income Taxes

On March 27, 2020, the CARES Act, a substantial tax-and-spending package, was signed by the President of the United States to provide additional economic stimulus to address the impact of the COVID-19 pandemic. For the nine months ended September 30, 2020, there were no material tax impacts to our condensed consolidated financial statements as it relates to the CARES Act. The ultimate impact may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued, and actions we may take in response to the COVID-19 pandemic and the CARES Act.

Other than the items noted above, there have been no other material changes in our critical accounting estimates from those disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our 2019 Form 10-K. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 - Business Overview and Significant Accounting Policies.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of September 30, 2020, entered into hedging arrangements as the majority of our foreign exchange risk is translation-based, rather than transaction-based. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward contracts with financial institutions to manage risk effectively and efficiently. If we were to engage in such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not execute derivative financial instruments for trading or speculative purposes.

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

As of September 30, 2020, a hypothetical 5% fluctuation in foreign exchange rates where we conduct our business vis-à-vis the U.S. dollar would have resulted in a change of $3 million in operating income.

Interest Rate Risk

At September 30, 2020, we had variable-rate borrowings of $1.1 billion under the credit facility. We regularly review projected borrowings under the credit facility and the current interest rate environment. Increases in the underlying interest rate elections we make with credit facility borrowings will generally negatively affect interest expense, while decreases to the underlying interest rates will generally have a positive influence on our interest expense. COVID-19’s impact on the variable rates to which we are exposed has been a benefit to us so far, however, this could reverse should COVID-19 risks dissipate.

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

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of two material weaknesses in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

As previously disclosed in our 2019 Form 10-K and in our Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, management identified deficiencies in our internal control over financial reporting related to (i) the operation of information technology general controls (“ITGCs”) in the areas of logical security and change management in certain financially relevant systems, and (ii) accounting for income taxes that stemmed from issues associated with the transition to establish expanded in-house tax capabilities and utilization of new tax consultants. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

The spread of COVID-19 has caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, which have subsequently been repaid, reduction of non-critical capital expenditures, executive, board, and other senior-level employee compensation reductions that have been reversed subsequent to June 30, 2020, employee furloughs, certain shift eliminations, and a hiring freeze that have been reversed or eased, discretionary spending deferrals, the deferral of payroll taxes under the CARES Act and the temporary suspension of our 401(k)-employer match, which has been reinstated). We have also decreased our inventory levels to ensure we hold appropriate stock for market conditions, engaged in negotiations to extend payment terms on certain contracts, and we may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be impacted, and our stock price could decline.

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

On December 22, 2017, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was enacted in the United States, which among other things, reduced the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% and limited the ability to deduct net interest expense to 30% of adjusted earnings, in addition to making other significant changes to corporate and international tax provisions. Additionally, on March 27, 2020, the CARES Act, which changes certain aspects of the Tax Act, including provisions relating to the use of net operating losses and the deductibility of business interest expense, was signed into law. Notwithstanding the reduction in the corporate income tax rate, which may increase in the future, the overall impact of the Tax Act, as modified by the CARES Act, is uncertain and our business and financial condition could be materially adversely affected. In addition, it is uncertain how various states will respond to the newly enacted federal tax laws.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
July 2020	7,817	$20.55	—	$—
August 2020	2,497	22.91	—	—
September 2020	11,510	21.13	—	—
	21,824	$21.13	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occurs upon vesting of restricted shares.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date	No.

10.1†*	Amended and Restated Employment Agreement, effective as of November 9, 2020, by and between the Company and Dustin Finer.

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Covetrus, Inc.

Date:	November 10, 2020	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	Chief Executive Officer, President and Director (Principal Executive Officer)

Date:	November 10, 2020	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)