Form 10-K
period 2020-12-31
COVETRUS, INC.
filed 2021-03-01
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___ ________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

Commission file number 001-38794
_________________________
COVETRUS, INC.
(Exact name of registrant as specified in its charter)
___________________________

Delaware	83-1448706
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7 Custom House Street
Portland, ME 04101
(Address of principal executive offices)

(888) 280-2221
(Registrant’s telephone number, including area code)
___________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Ticker Symbol	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	CVET	Nasdaq Global Select Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	Yes	☒	No	☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	Yes	☐	No	☒

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.				☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2020, was approximately $1.4 billion.

The registrant had 136,225,089 shares of common stock outstanding as of February 19, 2021.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the 2021 Annual Meeting of Shareholders (our “2021 Proxy Statement”), are incorporated by reference into Part III of this report.

COVETRUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

Covetrus, Inc. 2020 Form 10-K	2

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

Except as otherwise specifically noted, the combined financial statements and other financial information for the fiscal years ended December 29, 2018 relate to the Animal Health Business, as these periods predate the February 7, 2019 effective date of the acquisition of Vets First Choice. This Annual Report on Form 10-K (“Form 10-K” or “Report”) does not include the historical financial results of Vets First Choice for the fiscal year ended December 29, 2018 and does not include any pro forma financial statements of Covetrus.

Beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Covetrus began reporting on a consolidated basis, representing the combined operations of the Animal Health Business and Vets First Choice and their respective subsidiaries. Because the Animal Health Business is deemed the acquirer in this combination for accounting purposes under U.S. Generally Accepted Accounting Principles (“GAAP”), the Animal Health Business is considered Covetrus’ predecessor, and the historical combined financial statements of the Animal Health Business prior to February 7, 2019 have been reflected in Covetrus’ quarterly reports and this Form 10-K for the year ended December 31, 2020 as Covetrus’ historical financial statements.

The terms “Covetrus,” “Company,” “we,” “our,” “us,” or “ourselves” included in this Report mean Covetrus, Inc. and its consolidated subsidiaries, collectively.

Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values, and tables may not foot or cross foot.

Forward-looking Statements

Certain matters discussed in this Report, including the information presented in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws. These forward-looking statements, which include statements regarding our business strategy, our expenses and sufficiency of cash, seasonality, deployment of our platform outside the United States, and the timing and impact of business transactions, involve substantial risks and uncertainties and include, without limitation, risks regarding our industry, business strategy, plans, goals, and our expectations concerning our market position, accounting pronouncements, litigation, seasonality of our business, leases, expenses, interest expense and debt, and sufficiency of cash. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Covetrus, Inc. 2020 Form 10-K	3

PART I
Item 1.    Business

Overview

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

Segments

We manage our organization geographically in three reportable segments: (i) North America, (ii) Europe, and (iii) Asia Pacific (APAC) & Emerging Markets. Historically, the business was focused on driving growth through specific product and service offerings to our Customers; the Transactions allow us to bring together the different products and service offerings, along with prescription management, data analytics, and insights through veterinary practice management software, into one multi-channel veterinary platform. We will continue to focus on delivering this platform of products and services to our Customers on a geographical basis. We disaggregate our Net sales based on our major product categories: supply chain services, software services, and prescription management. See below, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segments, Note 5 - Revenue from Contracts with Customers, and Note 20 - Segment Data.

Percentage of Net Sales by Segment
100%
75%
50%
25%
—%
9%
36%
55%
9%
38%
53%
10%
39%
51%
2020
2019
2018
North America
Europe
APAC & Emerging Markets

Evolution of Covetrus

•Separation. In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, Henry Schein completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us (the “Separation”)
•Share Sale. Also, on February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors (the “Share Sale”). The proceeds from the Share Sale were paid to us and distributed to our Former Parent
•Distribution. All the shares of our common stock that were then owned by Henry Schein were distributed to its stockholders of record as of January 17, 2019 (the “Distribution”). Concurrent with the Distribution, we paid a cash

Covetrus, Inc. 2020 Form 10-K	4

dividend of $1.2 billion to our Former Parent from loan proceeds from our newly established credit facility (see Note 9 - Long-Term Debt and Other Borrowings, Net)
•Acquisition. We then acquired Vets First Choice in an all-stock transaction (the “Acquisition”), and the following day, our shares began trading on the Nasdaq Global Select Market under the symbol “CVET”

Through this Acquisition, we combined the complementary capabilities of the Animal Health Business and Vets First Choice, bringing together innovative practice management software and supply chain and distribution businesses with a technology-enabled prescription management platform and related pharmacy services. We believe our approach to the market will support the delivery of improved veterinary care and the health of our customers' veterinary practices while driving increased demand for our products and services. Our strategic roadmap to an all-in-one solution for the veterinary market, see Our Strategy as discussed below, prioritizes providing our supply chain services, compounding services, practice management software (PIMS), and the prescription management platform, all through the Covetrus platform. We have been taking steps to enable this level of integration of our major product categories in 2019 and 2020:

2019
The Acquisition brought together the complementary capabilities of the Animal Health Business and Vets First Choice. In 2019, while initiating our long-term transformation, we established our major product categories and began the process of integrating our product and service offerings:

Also, in 2019:
•We made progress establishing a corporate infrastructure, including the people and the technology, necessary to support finance, human resources, information technology, and legal capabilities, among other functions, including exiting 18 transition service agreements (“TSAs”) in 2019

•We made significant investments in our portfolio of software services and technology-enabled prescription management platform that improved customer service and workflow and delivered deeper integration and coordination between our prescription management and software services businesses. We started the process of combining our prescription management and software services teams as one phase of our integration efforts

•We had early success in cross-selling and penetrating our existing supply chain services Customer base with our prescription management platform, delivering an increased number of enrollments on this platform, and increasing growth in our specialty-pharmacy and compounded-medications businesses

•We experienced further adoption of our proprietary and Covetrus-branded products and solutions inside our existing customer base as our integration efforts continued

2020
In connection with our strategic focus for 2020, we made advancements in streamlining our business through the following initiatives:

In January 2020, we aligned our software services with our prescription management platform and related pharmacy services to create our “Global Technology Solutions” business which reflects the “voice of our Customers” throughout our suite of products, which includes solutions for practice management, client communications, and prescription management. This alignment focused the streamlining within our software services offerings and the integration of those services within the prescription management platform.

In December 2020, we announced the combination of the commercial organizations of our supply chain services and Global Technology Solutions in North America to provide one face to our Customers. This alignment of our organizations was particularly impactful in North America where the prescription management platform is already available to the veterinary market. As part of our strategic plan, we plan to make our prescription management platform accessible to our international

Covetrus, Inc. 2020 Form 10-K	5

markets as well. Our expectation of the future state of the technology experience on the Covetrus platform may include the potential for improved inventory management, streamlined technology solutions, support for prescription compliance, simplified Animal Owner engagement, and customizable views to leverage veterinary practice insights for success.

Mergers, Acquisitions, and Divestitures

Our future success will largely depend on our ability to grow and adapt to the changes in the veterinary market. We expect to focus our deals strategy for 2021 and beyond on the faster-paced growth and higher margin areas of our business. Currently, these areas are our prescription management platform, Covetrus-branded and proprietary-branded products, compounding services, and software services.

Equity Method Investments

In April 2020, we completed the previously announced combination of our subsidiary, Spain Animal Health Solutions S.L.U. (“SAHS”), with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula called Distrivet, a Covetrus company (“Distrivet”). See Note 4 - Divestitures and Equity Method Investments.

Acquisitions

In October 2020, we announced a strategic investment in Veterinary Study Groups, Inc. ("VSG") which was consolidated during the fourth quarter of 2020. This relationship brings together two highly complementary organizations each dedicated to veterinary practices and committed to driving enhanced patient care, empowering veterinarians to run better businesses, and advocating for the veterinary profession. This investment is an opportunity to accelerate our strategic initiative on driving increased customer alignment. See Note 3 - Business Acquisitions.

Divestitures

In April 2020, we completed the divestiture of our scil animal-care business (“scil”) to Heska Corporation (“Heska”) for approximately $100 million, net of deal-related fees and other transaction items. See Note 4 - Divestitures and Equity Method Investments.

During the third quarter of 2020, we announced a managed exit of the operations of our French distribution business specializing in medicines, pet food, equipment, and services for veterinary clinics. See Note 4 - Divestitures and Equity Method Investments.

Our Products and Services

Our revenue from our product and service offerings is generated from our major product categories: supply chain services, software services, and prescription management. Included below are also certain of the available products and services:

Supply Chain Services

We offer a comprehensive portfolio of products and services and value-added solutions for enhancing practice revenue, operating efficient practices, and delivering high-quality animal care. By combining our existing global scale and logistical expertise with robust software and ordering tools, a broad product offering at competitive prices, and a strong commitment to customer service, we strive to be an indispensable and trusted partner for our Customers’ evolving needs. As discussed above, a key area for further development is our Covetrus-branded and proprietary-branded products. These are products and solutions we manufacture and develop as well as engage third parties to manufacture products on our behalf, that we sell with Covetrus branding. Currently, our main proprietary brands are Vi, Kruuse, SmartPak, Calibra, and Covetrus-branded products.

Software Services

We develop, provide, and support veterinary practices with a wide range of veterinary software systems. This includes practice management software, data-driven applications, client communications tools, and related services, which are designed to increase staff efficiency and improve business health, allowing the veterinarian more time to provide patient care. We also offer solutions that integrate with our software platforms, including client communication services, reminders, data backup services, hardware sales and support, and credit card processing. These integrated veterinary marketing services leverage practice-level data and consumer insights to deliver highly personal, relevant, and timely communications, strengthening the veterinary-client patient

Covetrus, Inc. 2020 Form 10-K	6

relationship and improving Animal Owners' loyalty. Our payment solutions also help veterinarians save time and money with credit card processing services, which we build into our veterinary software systems to streamline workflow.

Prescription Management

Our prescription management platform, which integrates into veterinary practice management software and workflow, leverages insight and analytics, client engagement and outreach communications, and integrated veterinary-pharmacy services and is designed to improve medical compliance. To bring these benefits to fruition, we work directly with veterinary practices to provide client and practice-level insights and identify gaps in medical care.

Our Customers can access our accredited veterinary pharmacies to fulfill compounded, specialty, back-ordered, patient-specific customized medications, and in-clinic use medications through our prescription management platform. As discussed above, our strategic development includes investing in the prescription management platform and our high margin custom compounding services. We are growing our pharmacy presence in the U.S. to build the infrastructure necessary to support that growth. See Distribution Centers and Pharmacies below.

Through our integrated product and service offerings available on our prescription management platform, we seek to enable our Customers to manage the lifecycle of a prescription to create new revenue opportunities, adapt to changing animal-owner purchasing behaviors, and strengthen their client relationships through convenience of our e-commerce, auto-ship services, and access to accredited veterinary pharmacies for standard prescriptions, preventatives, diets, and custom-compounded medications. These products and services ultimately allow our Customers to improve the quality of animal care that is provided.

Net sales generated in our major product categories, by segment, is below:

	Year Ended December 31, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,969	$78	$406	$(76)	$2,377
Europe	1,574	10	—	(13)	1,571
APAC & Emerging Markets	394	8	—	—	402
Eliminations	(11)	—	—	—	(11)
Total Net sales	$3,926	$96	$406	$(89)	$4,339

	Year Ended December 31, 2019
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,816	$82	$246	$(33)	$2,111
Europe	1,513	10	—	(14)	1,509
APAC & Emerging Markets	361	7	—	—	368
Eliminations	(12)	—	—	—	(12)
Total Net sales	$3,678	$99	$246	$(47)	$3,976

	Year Ended December 29, 2018
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,858	$83	$—	$(2)	$1,939
Europe	1,462	11	—	(10)	1,463
APAC & Emerging Markets	380	7	—	—	387
Eliminations	(11)	—	—	—	(11)
Total Net sales	$3,689	$101	$—	$(12)	$3,778

Covetrus, Inc. 2020 Form 10-K	7

Our Customers

Our customer base is comprised principally of animal-health and veterinary practices and clinics in the companion-animal, equine, and large-animal markets in North America, Europe, and APAC & Emerging Markets. These veterinary practices consist of both small, privately owned businesses and an increasing number of corporate-owned practices. We also serve animal-health providers and producers and pet specialty retail stores. Our major product categories service customers in the following markets:

•Supply chain customers in North America, Europe, and APAC & Emerging Markets
•Software services customers in the U.S., the U.K., Australia, New Zealand, and certain other countries
•Prescription management and pharmacy services customers in the U.S

Distribution Centers and Pharmacies

As of December 31, 2020, we own or lease the following properties which are integral to our global operations as well as necessary infrastructure investment for our future growth, for example, with our investments in our higher-margin businesses (as compared to our supply chain services), like compounding pharmacies. The pharmacies below are fully licensed in all 50 states and the District of Columbia.

•Warehouses: 41 globally
•Offices: 65 globally
•Pharmacies: 4(a) in the U.S.
(a) Excluding Atlas Pharmaceuticals, an outsourcing facility

Sales and Marketing

Our sales and marketing teams are focused on (i) generating new sales through direct and frequent communication with customers and Animal Owners, (ii) facilitating order processing, (iii) staying abreast of marketing developments, and (iv) educating practice personnel regarding the hundreds of new products, services, and technologies introduced each year.

Our sales and marketing efforts are focused in the following areas:
•Establish and solidify customer relationships through personal visits by field sales representatives and contact from our inside sales team
•Use of our direct sales force, which we augment through our channel partners and other marketing initiatives
•Expanding our relationships with strategic accounts and pharmaceutical manufacturers

Effective January 1, 2021, we aligned our North America segment commercial organizations to drive increased strategic alignment between our customers and our full scope of products and capabilities available to those customers. The new structure brings together our North America segment commercial teams under unified leadership to maximize account management and support for our Customers’ businesses. We also changed our sales compensation structure in North America to better align with our strategic goals. This change also unlocks resources for our Global Technology Solutions team to focus on executing on our technology roadmap, including new software, e-commerce enhancements, and bringing our prescription management platform to new geographies in 2021 and beyond.

COVID-19 and Our Return to Work

To protect the health and safety of our employees, we implemented workplace regulations and guidelines recommended from government and public health authorities related to COVID-19. This includes frequent washing of hands, daily disinfecting of workspaces, and limiting non-essential travel. For employees who recently traveled to affected areas, a two-week quarantine is required prior to returning to work. In our pharmacies, it has been our standard practice to strictly comply with United States Pharmacopeia regulations on the use and application of personal protective equipment by all staff. In March 2020, we transitioned a large portion of our teams to working remotely and implemented staggered schedules in our distribution facilities. In October 2020, we issued internal guidance on the expected return to work in July 2021 for our North America workforce that is currently operating remotely. Outside of North America, we adhere to the regulations and guidelines instituted by local authorities in our area of operations and make judgments with the best available information at the time. We created a COVID-19 information portal on our intranet that provides best practices for working at home and staying connected, communications from our leadership, internal contacts for any COVID-19 questions, and helpful external reference links.

Covetrus, Inc. 2020 Form 10-K	8

We also assembled three cross-functional task forces that actively monitor our return-to-work guidelines. These task forces are global and their goal is to maintain a comprehensive plan of best practices for our essential facilities such as distribution centers and pharmacies and establish protocols for field-based employees to return to customer sites and for us to re-open our offices to safely accommodate more office-based employees.

Our return to work plan addresses four main areas:
•Health & Safety - create work schedules and rotations, use of personal protective equipment, and provide protocols for employee health screening, sick notifications, on-site visitors, and more
•Operations - deploy best practices and guidance for employee workspace reconfiguration required to support social distancing, cleaning protocols, training, and compliance management
•Commercial - enable and support field-based employees to make customer visits by establishing safety guidelines and strategies for our field sales teams
•Communications - communicate updates of employee-related policies and provide materials, onsite signage, and employee training on updated safety protocols and policies

We will continue to actively monitor how COVID-19 is impacting us and may take further actions to alter our business operations in the best interests of our employees, customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Our Strategy

Our current three-year strategic plan prioritizes the following:

2020	2021	2022
Streamline	Synchronize	Accelerate

Focus Our Business	Harmonize Our Capabilities	Expand Our Offering

As a recently-formed and publicly listed company, we prioritized what we believe were the necessary building blocks to our independent operations and future success: (i) establishing reliable worldwide Customer support alongside a planned elimination of our reliance on our TSAs with our Former Parent, (ii) increasing coordination across our business units and technology capabilities as we phase-in our global integration efforts, and (iii) strengthening our capabilities so that we will be able to penetrate our Customer base across our various markets to tap into growth opportunities. In 2020, we made the following streamlining steps:

Focus
•Exited all of the remaining TSAs we had with our Former Parent

•Leveraged shared services to maximize efficiency and enhanced career development

•Integrated our software services and prescription management major product groups into Global Technology Solutions. We made significant investments in our portfolio of software services and technology-enabled prescription management platform that improved customer service and workflow and delivered deeper integration and coordination between our prescription management and software services businesses

•Combined our North American commercial organizations to provide “one face to our customer”

•Instituted broad-based cost containment measures and spending discipline to adapt to the changing COVID-19 economic environment

Covetrus, Inc. 2020 Form 10-K	9

Team
•Onboarded several more leaders with experience in driving growth and transformation to increase coordination across our business units and technology capabilities as we phase-in our global integration efforts and tap into growth opportunities

•Created a global diversity, equity, and inclusion program

•Launched the Covetrus hardship fund to help our colleagues with COVID-19 illness-related hardship

Differentiate
•Launched telemedicine at a critical moment for our customers

•Offered new Customer and Animal Owner strategies on our prescription management platform to help veterinary practices drive growth, improve clinical care and compliance, deter competition from alternative channels, as well as capitalize on COVID-19 industry changes

•Invested in Veterinary Study Groups (“VSG”) to strengthen customer relationships. This investment is expected to improve our scale, offer new avenues for driving our proprietary products and solutions, and enhance our overall growth and margin profile

Globalize
•Centralized our direct and indirect sourcing initiatives to coordinate purchasing activity and leverage our global scale

•We combined our Spanish and Portuguese supply chain and distribution businesses with Distrivet, to create a business with broader reach (Distrivet, a Covetrus company)

•Launched the framework for globalizing our prescription management platform (part of our Covetrus platform)

As we continue to expand on our accomplishments, our priorities entering 2021 are centered on driving improved outcomes and a differentiated value proposition for our stakeholders and delivering profitable growth through the increased adoption and utilization of our higher margin services, including: (i) growing our Covetrus-branded and proprietary products, (ii) sustaining our momentum in prescription management, and (iii) adding more resources to our compounding business. Executing against these will enable us to continue to invest in our product roadmap and bring our prescription management platform to new global markets in 2021 and beyond. 2021 is our year to synchronize.

Covetrus, Inc. 2020 Form 10-K	10

Synchronizing
with
Veterinarians and Animal Health Practitioners	Manufacturers and Suppliers	Animal Owners	Our Team

•Provide better service through “one face to our customer”	•Drive manufacturers' strategic priorities via total Covetrus solution	•Meet the consumer where they are & provide comprehensive experience	•Drive innovation

•Drive better outcomes via the “all-in” Covetrus solution	•Create demand and capture market share by leveraging our prescription management platform	•Deliver world-class e-commerce experience	•Align responsibilities and incentives around our strategic goals

•Deliver innovative technology products	•Provide insights & data to our manufacturer partners	•Integrate healthcare & digital commerce experience	•Recognize, reward, attract & develop talent

•Provide value through Covetrus proprietary brands		•Improve speed to delivery & price competitiveness	•Foster diversity & inclusion

Our Team

As of December 31, 2020, our global workforce was comprised of 5,657 employees (5,275 full-time employees and 382 part-time employees). Our employee base extends to 22 countries. Women represented 50% of our global workforce as of December 31, 2020. Additionally, 40% of the members of our Board of Directors were women.

We are committed to attracting, developing, and retaining the best talent globally. Our strategy is centered around our commitment to build a strong culture and teams, attract and retain the best talent, enable scale, effectiveness, and efficiency, and maintain the right capabilities and talent to drive business success.

Our culture is driven by our core values: Do Good, Never Settle, Give Power, Be Passionate, and Share the Customer Goal

These values drive our commitment to and investment in our people in the following ways:

•We created a global diversity, equity, and inclusion program, which includes a global advisory board and a number of global, business unit, and regional diversity and inclusion leads dedicated to driving our commitments and strategic focus areas as well as to ensure local support. The executive sponsors of program are Sharon Wienbar (member of our Board of Directors) and Ben Wolin (President and Chief Executive Officer). Our five diversity and inclusion commitments to drive lasting change within five years are:

Diversity-focused recruitment
Goal: employ a diverse workforce that is demographically reflective of our society
Diversify the animal-health industry
Goal: do good by changing both Covetrus and the industry
Employee education and training
Goal: foster diversity and inclusion for all employees at all levels
Inclusion & employee resource groups
Goal: create a workplace of inclusion and belonging
Transparency
Goal: capture data and be publicly accountable for a more diverse workforce

Covetrus, Inc. 2020 Form 10-K	11

•In 2020, we launched a global employee development program designed to build capabilities and accelerate transformation. Nearly 5,000 employees were enrolled in our 10-month virtual academy, which included digital lessons, team-based action planning, and peer-to-peer coaching

•We are actively engaged in monitoring and improving our organization health to empower our employees to have a voice and connect to our common goals. Our goal is to be a top talent destination by the end of 2021

•COVID-19 specific:
◦For employees who continued to work on site, we took deliberate measures to ensure safety in the workplace, from extra sanitation, issuing of personal protective equipment, employee training, and implementation of social distancing requirements
◦In August of 2020, with our focus on our team, retaining our hardworking talent, and the knowledge of how COVID-19 may be affecting team members in their personal lives, we launched the Covetrus Hardship Fund to help our colleagues with COVID-19 illness-related hardship

We believe we maintain positive relations with our employees. In certain countries, we are bound by union agreements negotiated by the employer's association with the respective union representatives. We are also party to shop agreements on workplace-related issues, negotiated with works councils at individual facilities that relate to those facilities.

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

Our principal competitors include:

•Animal Health Divisions of Traditional Distribution Companies: the MWI Animal Health division of AmerisourceBergen Corporation and the Patterson Veterinary division of Patterson Companies, Inc.

•Animal Health-focused Companies: national, regional, and local full-service distributors, online commerce such as Amazon.com, Inc. and zooplus AG, retail and online pharmacy providers such as Chewy, Inc., PetMed Express, Inc., and Strategic Pharmaceutical Solutions, Inc. (d/b/a Vetsource), as well as manufacturers of animal-health products that sell directly to veterinary practices and retailers, thereby eliminating or reducing the role of distribution

•Practice Management Service Providers: IDEXX Laboratories, Inc. and several regional and local veterinary software vendors, including those offering cloud-based solutions

Additionally, the growth in online and brick-and-mortar retailers offering certain animal-health products and services directly to Animal Owners continues to impact our Customers and, in turn, our business given our strategic alignment with the veterinary community. COVID-19 has accelerated this trend. Our operating results may be materially adversely affected should this trend continue.

Our Competitive Strengths

We believe we are well situated within the markets in which we compete. We expect that our comprehensive and integrated multi-channel capabilities that are focused on empowering animal care givers, providing expertise, and delivering on a global scale will allow us to maintain and strengthen existing Customer relationships, win new business, and unlock new demand and access additional revenue opportunities while addressing the evolving needs of our Customers, Animal Owners, and our manufacturing partners.

Covetrus, Inc. 2020 Form 10-K	12

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Parasite protection products represented 22% of our global Net sales in 2020. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns, which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future.

Working Capital

Our principal capital requirements include the funding of working capital needs, debt service, strategic investments, build out of our infrastructure, and capital expenditures. We require substantial working capital, which is susceptible to fluctuations in the level of accounts receivables and inventory purchase patterns and seasonal demands throughout the year. We extend credit to many of our customers globally in the ordinary course of business, which increases accounts receivable balances within our business segments and is dependent, to an extent, on seasonal demand. Our sales terms vary from due immediately for credit card payments to significantly longer periods generally offered to larger customers. Inventory purchase activity and stock levels are also dependent on sales activity and seasonal demand, however, on occasion, we consider special inventory buy-in opportunities to achieve better purchase terms and earn larger rebates.

Intellectual Property

We own multiple trademarks, service marks, and trade names that are important to our business. We believe that our trademarks are well recognized in the animal-health industry and by veterinarians and, therefore, are valuable assets.

Information about our Executive Officers

Covetrus, Inc. 2020 Form 10-K	13

Our executive officers, as of March 1, 2021 are as follows:

Name	Age	Position(s) with our company
Benjamin Wolin	46	President and Chief Executive Officer
Matthew Foulston	56	Executive Vice President and Chief Financial Officer
Michael Ellis	62	Executive Vice President and President, Europe
Dustin Finer	51	Chief Administrative Officer
David Hinton	60	Executive Vice President and President, APAC and Emerging Markets
Timothy Ludlow	55	Executive Vice President and Chief Transformation Officer
Matthew Malenfant	59	President, Customer Operations North America
Laura Phillips	51	Vice President, Global Controller and Chief Accounting Officer
Anthony Providenti	54	Executive Vice President, Corporate Development
Jamey Seely	49	General Counsel and Secretary
Georgina Wraight	46	Executive Vice President and President, Global Technology Solutions

Ben Wolin currently serves as the President and Chief Executive Officer of the Company. Mr. Wolin became a Director of Covetrus in February 2019. Prior to Covetrus, Mr. Wolin served as the Chief Executive Officer and Co-founder of Everyday Health, Inc., a communications and marketing platform for consumers, doctors and healthcare companies, and a member of its Board of Directors from 2002 to 2016. Mr. Wolin founded Everyday Health and served as its Chief Executive Officer from inception, through its initial public offering and sale in 2016. Mr. Wolin has served on numerous private and public company boards including Diplomat Pharmacy, Rockwell Medical, AdhereTech, Aerami Therapeutics, Source Media, and Frontline Medical Communications. Mr. Wolin received his B.A. in History from Bowdoin College. Mr. Wolin has extensive experience with digital healthcare, pharmacy, technology, and public company management and governance.

Matthew Foulston was appointed our Executive Vice President and Chief Financial Officer in June 2020. Prior to joining the Company, Mr. Foulston served as the Executive Vice President and Chief Financial Officer of Treehouse Foods (NYSE: THS) from 2016 through 2019. He previously served as the Chief Financial Officer of Compass Minerals (NYSE: CMP), a specialty minerals company, from 2014 to 2016. He spent his earlier career in the automotive industry with Ford, Mazda, and Navistar. Mr. Foulston received his BSc from Loughborough University, Leicestershire, U.K.

Michael Ellis was appointed our Executive Vice President in January 2020. From February 2019 until such appointment, Mr. Ellis served as Senior Vice President and President, Europe. Prior to joining the Company, Mr. Ellis served as Chief Financial Officer—Europe, General Manager and Vice President—Europe, and President—Europe of Henry Schein Animal Health at Henry Schein since April 2009. Mr. Ellis is a qualified Fellow Chartered Management Accountant, FCMA, and has a diploma in Business Studies from Sheffield University.

Dustin Finer was appointed our Chief People Officer in September 2019 and our Chief Administrative Officer in November 2019. Prior to joining the Company, Mr. Finer was Chief Administrative and Internal Operations Officer at TiVo from 2016 to 2018. From 2012 until 2016, Mr. Finer was the Chief Human Resource Officer for Rovi Corporation. Prior to that, Mr. Finer was with MySpace, where he was Chief Operations Officer. Mr. Finer holds a J.D. from the University of the Pacific, McGeorge School of Law, and a B.A. from the University of California, San Diego.

David Hinton was appointed our Executive Vice President and President, APAC and Emerging Markets in January 2020. From February 2019 until such appointment, Mr. Hinton served as Senior Vice President and President APAC and Emerging Markets. From April 2016 until February 2019, Mr. Hinton served as Vice President and Managing Director—ANZ, and from January 2011 to April 2016 as Vice President and Managing Director—U.K., Ireland and France of Henry Schein Animal Health. Mr. Hinton holds a Post Graduate Diploma in Management Studies, and a Diploma in Marketing from the University of the West of England.

Timothy Ludlow was appointed our Executive Vice President in February 2020, having served as our Senior Vice President and Chief Transformation Officer since February 2019. Prior to such appointment, Mr. Ludlow served from August 2018 as Chief Integration and Transformation Officer and, from March 2015 to August 2018, as Chief Financial Officer of Vets First Choice. From October 2012 to March 2015, Mr. Ludlow served as Chief Financial Officer of Pine State Trading Company, a beverage distribution company, and from April 2008 until September 2012, Mr. Ludlow served as Senior Vice President and Treasurer of C&S Wholesale Grocers. Mr. Ludlow is a qualified U.K. accountant, FCCA.

Covetrus, Inc. 2020 Form 10-K	14

Matthew Malenfant was appointed our President, Customer Operations North America in May 2020. Prior to joining the Company, Mr. Malenfant served as the Principal of Malenfant Consulting, LLC. a leadership coaching and organizational design company. He previously served as the Chief Executive Officer of Saxco International, LLC, a packaging distributor for the spirits, wine, and beer industries, from 2012 through 2017 and prior to that as President, The Americas for VWR International, a life science and laboratory supply distribution company from 2007 through 2011. Mr. Malenfant currently serves as the Executive Chairman of DWK Life Sciences, LLC, a manufacturer of precision glassware, pharmaceutical packaging and specialty life science products, from 2019 to current and as a Director for Thomas Scientific, LLC, a distributor in the laboratory and critical environment industries. Mr. Malenfant has a B.A. and a B.S. from Arizona State University and achieved a Masters Certification from Merck University in Darmstadt, Germany.

Laura Phillips was appointed our Vice President, Global Controller, and Chief Accounting Officer effective June 2019, having served as Vice President, Accounting for the Company since April 2019. Prior to Covetrus, Ms. Phillips served as Director of Finance Compliance at Google from 2017 until 2019. Prior to that, Ms. Phillips served as Vice President, Corporate Controller of Brown-Forman Corporation from 2014 until 2016. From 2007 until 2014, she served as Assistant Corporate Controller of General Motors. From 2003 until 2007, Ms. Phillips served on the staff of the Public Company Accounting Oversight Board, most recently as the Deputy Chief Auditor. Ms. Phillips holds an M.B.A. from the University of Michigan, Ross School of Business, and a B.S.B.A. in Accounting and Finance from Miami University. Ms. Phillips is a Certified Public Accountant.

Anthony Providenti was appointed our Executive Vice President in February 2020, having served as our Senior Vice President, Corporate Development since February 2019. Prior to such appointment, Mr. Providenti served in a number of positions at Henry Schein since 2003, including Vice President, Corporate Business Development Group, and Vice President, Strategy and Development, Global Animal Health Group. Mr. Providenti holds a J.D. from Fordham University School of Law and a B.S. in Accounting from Lehigh University.

Jamey Seely was appointed our General Counsel and Secretary in September 2020. Prior to joining the Company, Ms. Seely held both business and legal roles while serving as President and General Counsel of Integra, Inc. a developer of blockchain technology for the legal industry. Other past posts include Executive Vice President and General Counsel of the Gates Industrial Corporation, where she led to a successful IPO, and Executive Vice President and General Counsel and Corporate Secretary at ION Geophysical, Inc. Ms. Seely holds a J.D. from Southern Methodist University’s Deadman School of Law, a B.A. from Baylor University, and a Professional Certificate in Energy Innovation & Emerging Technologies from Stanford University.

Georgina Wraight was appointed our Executive Vice President and President, Global Technology Solutions, the business formed with the merging of Global Prescription Management and Global Software Services, in January 2020. Prior to this, and from February 2019, Ms. Wraight served as Senior Vice President, President of Global Prescription Management. From August 2018 to February 2019, Ms. Wraight served as President, and from January 2018 to August 2018, as Chief Operating Officer of Vets First Choice. From November 2015 until August 2017, she served as Chief Operating Officer of the Rockport Company, a shoe manufacturer. From September 2012 to November 2015, Ms. Wraight served as Group Chief Financial Officer and then as Chief Operating Officer of Highline United & Modern Shoe Company. Ms. Wraight is a qualified Chartered Global Management Accountant (CGMA).

Laws and Regulations

Our prescription management and pharmacy services business, which currently operates only in the U.S., is affected by federal and state laws and regulations governing, among other things, the purchase, distribution, management, compounding, dispensing, marketing, and labeling of prescription and non-prescription drugs and related services. In addition, we are subject to U.S. Food and Drug Administration (“FDA”), U.S. Drug Enforcement Administration (“DEA”), and comparable state regulations affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards, state and federal controlled substance laws, and statutes and regulations related to FDA approval of the sale and marketing of new pharmaceuticals and medical devices. State pharmacy laws require pharmacies to be licensed or otherwise authorized to dispense prescription medications.

Our pharmacies are in Arizona, Maine, Nebraska, and Texas and authorized to dispense prescription medication in all 50 states and the District of Columbia. Non-resident pharmacies are licensed similar to resident pharmacies. As such, each prescription for a medication that is fulfilled by one of our pharmacies is generally covered by the laws of the state where the Animal Owner is located. The laws and regulations relating to the sale and delivery of prescription medications vary from state to state but generally require that prescription medications be dispensed with the authorization from a prescribing veterinarian.

Covetrus, Inc. 2020 Form 10-K	15

The sale of animal-health products is also governed by the laws and regulations specific to each country in which we sell our products.

United States

The regulatory body that is responsible for the regulation of animal-health pharmaceuticals in the U.S. is the Center for Veterinary Medicine (“CVM”) housed within the FDA. Generally, all animal-health pharmaceuticals are subject to pre-market review and must be shown to be safe, effective, and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act. If the drug is for food-producing animals, potential consequences for humans are also considered. The FDA’s basis for approving a drug application is documented in a Freedom of Information Summary. Post-approval monitoring of products is required, with reports being provided to the CVM’s Surveillance and Compliance group. Reports of product quality defects, adverse events, or unexpected results are produced in accordance with the law. Animal supplements generally are not required to obtain pre-market approval from the CVM, although they may be treated as a food. Any substance that is added to, or is expected to become a component of, animal food must be used in accordance with a food-additive regulation, unless it is generally recognized as safe, under the conditions of its intended use. Alternatively, the FDA may consider animal supplements to be drugs. The FDA has agreed to exercise enforcement discretion for such supplements if each such supplement meets certain conditions.

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

Under the Controlled Substances Act, distributors of controlled substances are required to obtain, and renew annually, registrations for their facilities from the DEA. Distributors are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times. Distributors are subject to inspection by the DEA.

Advertising and promotion of animal-health products that are not subject to approval by the CVM may be challenged by the Federal Trade Commission (“FTC”), as well as by state attorneys general and by consumers under state consumer protection laws. The FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act. The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, and the representation or omission is material, and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim. The FTC may attack unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction. The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct.

States may require registration of animal-drug distributors and wholesalers. Additional requirements may apply when the product is also a controlled substance. States work closely with the Association of American Feed Control Officials (“AAFCO”) in their regulation of animal food. The AAFCO’s annual Official Publication contains model animal and pet-food labeling regulations that states may adopt. The publication is treated deferentially by the federal and state government agencies that regulate animal food. Many states require registration or licensing of animal-food distributors. States may also review and approve animal-food labels prior to sale of the product in their state.

Covetrus, Inc. 2020 Form 10-K	16

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

The centralized authorization route is used to obtain MAs for marketing and sale of veterinary medicines throughout all the EU member states as well as those countries in the European Free Trade Area (the “EFTA”). The European Medicines Agency (the “EMA”), located in London, is responsible for assessing applications made under the centralized route. The agency is responsible for the scientific evaluation of medicines developed by pharmaceutical companies for use in the EU. The agency has a specialized veterinary review section distinct from the human medical review section. The Committee for Veterinary Medicinal Products is responsible for scientific review of the submissions for pharmaceuticals and vaccines. The EMA makes the final decision on the approval of products. Once granted by the European Commission (the “EC”) a centralized marketing authorization is valid in all EU member states and EFTA states. A series of Regulations, Directives, Guidelines, and EU Pharmacopeia Monographs provide the requirements for approval in the European Union. In general, these requirements are like those in the U.S., requiring demonstrated evidence of purity, safety, efficacy, and consistency of manufacturing processes. The EMA works closely with the competent authorities of each member state in the regulation of veterinary medicines, including with respect to pharmacovigilance and testing for residues of veterinary medicines or illegal substances in animals and animal products.

Veterinary medicines can also be authorized on a national level through application to the relevant member state’s competent authority. If a product already has been authorized in at least one EU member state, then the mutual recognition procedure can be used to gain approval in other member states. Finally, the decentralized procedure may be used if the product is not authorized in any member state and the applicant would like authorization in several or all member states. This may occur where the centralized procedure is not mandatory, the product is not eligible for the centralized procedure, or where the applicant does not wish to use the centralized procedure.

The EC must authorize animal-feed additives. The European Food Safety Authority (the “EFSA”) assesses applications on behalf of the EC. The EFSA will analyze a sample of the feed additive and provide an opinion within six months of receiving the application. The EC will decide whether to grant or deny an authorization of the additive based upon this opinion. When authorized, all companies can (subject to any relevant third-party intellectual property rights) usually benefit from the authorization.

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

Australia

The Australian Pesticides and Veterinary Medicines Authority (the “APVMA”) is an Australian government statutory authority established to centralize the registration of all agricultural and veterinary products in the Australian marketplace. Previously, each state and territory government had its own system of registration. The primary legislation governing the APVMA’s activities is the Agricultural and Veterinary Chemicals Code, or the AgVet Code. The AgVet Code is in turn given force of law pursuant to the Agricultural and Veterinary Chemicals Code Act 1994 (Cth).

The APVMA assesses applications from companies and individuals seeking registration so they can import, promote, and supply their products to the marketplace, and under the AgVet Code, the APVMA must be satisfied that any active constituents or chemical products will not have a harmful effect on human health, the environment, occupational health and safety, or trade, and that the product is effective for its intended use. Applications undergo rigorous assessment using the expertise of the APVMA’s scientific staff and drawing on the technical knowledge of other relevant scientific organizations, commonwealth government

Covetrus, Inc. 2020 Form 10-K	17

departments, and state agriculture departments. Labeling standards apply and pre-approval is required by the APVMA for veterinary-chemical products. In addition, all advertising and promotion of products is subject to the Australian Consumer Law, which, like the U.S. and European Union, emphasizes accuracy and transparency in advertising and prohibits any misleading or deceptive conduct.

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

New Zealand

All veterinary medicines, agricultural chemicals, and vertebrate toxic agents imported into New Zealand must be authorized under the Agricultural Compounds and Veterinary Medicines (the “ACVM”) Act and regulations. The New Zealand Ministry for Primary Industries maintains an ACVM Register of products that have been assessed to the ACVM Act registration information requirements and considered appropriate for registration. Conditions may be applied to such registration. The New Zealand Environmental Protection Authority (the “NZ EPA”) regulates the supply and use of hazardous substances. The NZ EPA operates various hazardous substances databases which can be searched to determine what controls have been placed on particular substances. Veterinary medicines that are hazardous substances require approval under the Hazardous Substances and New Organisms Act before they can be imported or manufactured in New Zealand. Animal-nutritional and animal-care products are covered by a group-standard approval.

Rest of world

Country-specific laws have provisions that include requirements for licensing, regulatory approvals, certain labeling, safety, efficacy, and manufacturers’ quality control procedures (to assure the consistency of the products), as well as company records and reports. Many other countries’ regulatory agencies will generally refer to the FDA, USDA, European Union, and other international animal-health entities, including the World Organization for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Where You Can Find Important Information

We are subject to the informational requirements of the Exchange Act and, in accordance with the Exchange Act, we file annual, quarterly, and current reports, proxy statements, and other information with the SEC. The SEC maintains an Internet web site that contains reports, proxy statements, and other information about issuers, like us, who file electronically with the SEC. The address of the site is http://www.sec.gov. The reports and other information, including any related amendments, filed by us with, or furnished by us to, the SEC are also available free of charge at our Internet web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. Our principal executive offices are located at 7 Custom House Street, Portland, ME 04101, and our telephone number is (888) 280-2221. Our website is https://covetrus.com/. We may disclose important information through one or more of the following channels: SEC filings, public conference calls and webcasts, press releases, and the social media channels identified on the Newsroom page of our website https://covetrus.com/news-room/.

Covetrus, Inc. 2020 Form 10-K	18

Item 1A.    Risk Factors

Summary of Risk Factors

Our business is subject to a number of risks and uncertainties. The following is a summary of the principal risk factors described in this section:

•Health epidemics, including the COVID-19 pandemic, could have a material adverse effect on our business, results of operations, and on our ability to maintain effective internal controls
•Customers may be hesitant to migrate or integrate their critical business systems and procedures to those provided by us, and as a result, the market and the sales cycle for our technology and services may develop slower than expected
•We compete in the highly competitive animal-health market
•Changes in manufacturer sales channels and the increase in e-commerce options for companion animal products could negatively impact our market share, margins, and distribution of our products
•Our dependency on third parties for the manufacture and supply of substantially all of our products could impact our business and results of operations
•Price sensitivity of our Customers and Animal Owners could have a material adverse effect on our business, financial condition, results of operations and cash flows
•Any defects, disruptions or poor service in our technology product offerings could result in loss of our Customers and create difficulty in attracting new customers
•Interruptions, damage by unforeseen events, cyberattacks and failure in our information systems (or third-party systems we rely on) or unauthorized access to a Customer’s or their Client’s data may cause significant liabilities and curtail or stop use of our products or services
•Legislative and regulatory burdens imposed on our storage, processing and usage of Customer and Animal Owners information may expose us to liability and potential objections, and our failure to adequately protect or appropriately use data could negatively affect our business and results of operations
•Risks associated with our significant operations in foreign jurisdictions could negatively affect our business, financial condition, results of operations and cash flows
•International sales are important for future growth of our business, and our recent and continuing international expansion efforts subject us to additional risks
•We are subject to substantial regulation in our business and operations and failure to comply with, or material changes to such regulations, could have a material adverse effect on our business and results of operations

Prospective investors should carefully consider the risks described in this section, together with all of the other information in this Annual Report on Form 10-K. These risks may not be the only risks we face but are risks we believe may be material at this time. Additional risks and uncertainties that we do not yet know of, or that we currently think are immaterial, may also impair our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations, and the trading price of our securities, could decline. Investors and prospective investors should consider these risks, the information contained under the heading Forward-Looking Statements and the risks described in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.

Risks Relating to Our Business

We face risk related to health epidemics, including the COVID-19 pandemic, which could have a material adverse effect on our business and results of operations, and could also have an effect on our ability to maintain effective internal controls.

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

Covetrus, Inc. 2020 Form 10-K	19

increase in net sales in the first quarter of 2020 relative to the prior year period, net sales weakened from mid-March to late-April and then recovered; however, it is possible that we may experience more significant declines in the future.

The spread of COVID-19 caused us to modify our business practices, particularly with respect to our liquidity position and near-term cost structure (including through incremental borrowings on our revolving credit facility to increase cash, which have subsequently been repaid; reduction of non-critical capital expenditures; executive, board, and other senior-level employee compensation reductions that have been reversed subsequent to June 30, 2020; employee furloughs, certain shift eliminations, and a hiring freeze that have been reversed or eased; discretionary spending deferrals; the deferral of payroll taxes under the CARES Act; and the temporary suspension of our 401(k) employer match, which has been reinstated). We also managed our inventory levels to ensure we hold appropriate stock for market conditions and have engaged in negotiations to extend payment terms on certain contracts. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted, and our stock price could decline.

The extent to which the COVID-19 pandemic may impact our business, results of operations, financial condition, and potentially our control procedures is highly uncertain and cannot be predicted. Such impact will depend on a number of factors including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, the timing of the vaccination rollout, and how quickly, and to what extent, normal economic and operating activities can resume. In the first quarter of 2020, the COVID-19 pandemic led to increased volatility in our stock price and a sustained decline in our market capitalization which required us to perform an interim impairment review, which could reoccur. In addition, due to current internal policies, many of our employees continue to work remotely, which could have an adverse effect on our internal control over financial reporting. The COVID-19 pandemic could also limit the ability of our customers, suppliers, and business partners to perform, including our customers' ability to make timely payments to us during and following the pandemic. We may also experience a suspension of services from third parties. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or that may occur in the future.

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

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, control procedures, or the global economy as a whole. However, the effects could have a material adverse impact on our results of operations and could cause continued volatility in our stock price. We will continue to monitor the situation closely.

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

Covetrus, Inc. 2020 Form 10-K	20

and may be reluctant or unwilling to migrate or integrate these systems with online or cloud-based, on-demand services. Other factors that may affect market acceptance of our services include:

•The security capabilities, reliability, and availability of on-demand services,
•Concerns with entrusting a third party to maintain and manage data, especially confidential or sensitive data,
•Our ability to minimize the time and resources required to implement our services,
•Our ability to maintain high levels of Customer satisfaction,
•Our ability to implement upgrades and other changes to our software without disrupting services we provide,
•The level of customization or configuration we offer,
•The ability to provide rapid response time during periods of intense activity on Customer websites, and
•The price, performance and availability of competing products and services

The market for these services may develop more slowly than we expect, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The animal-health market is highly competitive, and we may not be able to compete effectively.

The animal-health market is highly competitive and rapidly changing, and we expect competition to intensify in the future. Our competitors include the animal-health businesses of large pharmaceutical and distribution companies, specialty animal-health businesses, animal-health focused businesses, practice management service providers, and Internet-based businesses, such as Chewy, Inc. and PetMed Express, Inc., also known as 1-800-PetMeds, and may, in the future, include new market entrants. Some of our competitors have access to greater financial, marketing, technical, and other resources than us that could allow them to compete more effectively.

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

Changes in manufacturer sales channels and the increase in e-commerce options for companion animal products could negatively impact our market share, margins, and distribution of our products.

In most markets, companion Animal Owners typically purchase their animal-health products directly from veterinarians. Companion Animal Owners increasingly have the option to purchase animal-health products from sources other than veterinarians, such as online retailers, “big-box” retail stores or other over-the-counter distribution channels. This trend has been demonstrated, for example, by the significant shift away from the veterinarian distribution channel in the sale of flea and tick products in recent years. Additionally, major U.S. online e-commerce retailers such as Amazon and Chewy.com are becoming licensed as veterinary mail order pharmacies to offer pharmacy products directly to consumers in all 50 US states. Even where prescriptions must be written by a veterinarian, companion Animal Owners may shift to these services for home delivery of prescription medications and diets. Decreased emphasis on veterinary visits, and increased consumer choice through familiar e-commerce retailers could reduce demand for veterinarian-based e-commerce services and have a material adverse impact on our business. We market our companion animal prescription products through the veterinarian channel, both in-office and through our online platform, any decrease in reliance on, and visits to, veterinarians by companion Animal Owners could reduce our market share for such products and have a material adverse effect on our business. Companion Animal Owners may further choose to substitute human health products for animal-health products if human health products are deemed to be lower-cost alternatives.

Because the majority of all the products that we distribute and sell are not manufactured by us, we are dependent on third parties for the manufacture and supply of substantially all our products.

We obtain substantially all our products from third parties. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request or at all. Additionally, certain key suppliers, in the aggregate, supply a significant portion of the products we sell. In addition, we currently purchase many products and materials from single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include branded and patented products from major pharmaceutical manufacturers, including Boehringer Ingelheim International GmbH, Elanco Animal Health Incorporated, Merck & Co., Inc., Vedco, Inc., and Zoetis, Inc., among others. These five suppliers accounted for approximately 50% of our purchases for the year ended December 31, 2020. Effective January 1, 2021, we no longer are

Covetrus, Inc. 2020 Form 10-K	21

partnered with Merck & Co., in the U.K. which will result in reduced Net sales in future periods. We are taking steps to mitigate these effects and do not expect the profitability impact to be significant. Additionally, if we are unable to obtain adequate quantities of products in the future from single-source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

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

Disruptive innovations and advances in medical practices and technologies could negatively affect the market for our products.

The market for our products could be impacted negatively by the introduction and broad market acceptance of newly-developed or alternative products that address the diseases and conditions for which we sell products, including “green” or “holistic” health products or specially bred disease-resistant animals. In addition, technological breakthroughs by others may obviate our technology and reduce or eliminate the market for our products. Introduction or acceptance of such products or technologies could materially adversely affect our operating results and financial condition.

Animal health products are subject to unanticipated safety, quality or efficacy concerns, which may harm our reputation.

Unanticipated safety, quality or efficacy concerns arise from time to time with respect to animal health products, whether or not scientifically or clinically supported, leading to product recalls, withdrawals or suspended or declining sales, as well as product liability and other claims.

Regulatory actions based on these types of safety, quality or efficacy concerns could impact all, or a significant portion, of a product’s sales and could, depending on the circumstances, materially adversely affect our results of operations.

In addition, since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by veterinarians and pet owners, any concern as to the safety, quality or efficacy of our products, whether actual or perceived, may harm our reputation. These concerns and the related harm to our reputation could materially adversely affect our business, financial condition and results of operations, regardless of whether such reports are accurate.

Many of our Customers and Animal Owners are price sensitive, and if the prices for our products and services are unacceptable to them, it could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As the market for our services matures, or as new competitors introduce new products or services that compete with us, we may be unable to retain our existing Customers or attract new customers based on the same pricing model as previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Covetrus, Inc. 2020 Form 10-K	22

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

When our information systems (or third-party systems we rely on) are interrupted, damaged by unforeseen events, are subject to cyberattacks or fail for any extended period of time or unauthorized access is obtained to a Customer’s or their Client’s data, we may incur significant liabilities, our service may be perceived as not being secure, Customers may curtail or stop using our products or services and our results of operations could be materially adversely affected.

The services we offer involve the maintenance of our Customers’ and Animal Owners sensitive information. In addition, we rely on information systems (“IS”) in our business to obtain, rapidly process, analyze, manage, and store data to, among other things:

•Maintain and manage systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers,
•Receive, process and ship orders on a timely basis,
•Manage the accurate billing and collections for thousands of Customers, and
•Process payments to suppliers

Information security risks have generally increased in recent years, and a third-party action, employee error, malfeasance or other events that bypass our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and the loss of business, customer or client information resulting in a material adverse effect on our business. Because techniques used to obtain unauthorized access to, or to sabotage, IS security systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures.

In addition, we develop products and provide services to our Customers that are technology-based, and a cyberattack that bypasses the IS security systems of our products or services causing a security breach and perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our Customers, their clients and governmental agencies. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our Customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our Customers, their clients and governmental agencies and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

Additionally, changes in the legislative or regulatory action related to cybersecurity may increase our costs to develop or implement new technology-based products and services. In addition, changes in the regulatory environment could increase our compliance related costs.

Risks associated with these and other actual or perceived IS security breaches may include, among other things:

•The theft, destruction, loss, misappropriation or release of confidential data or intellectual property,
•Operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities,
•The need to continually evolve procedures and safeguards to meet new IS challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on us,
•Claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses, and
•Negative publicity resulting in reputation or brand damage with our Customers or Animal Owners, suppliers or industry peers or the loss of sales or Customers

Covetrus, Inc. 2020 Form 10-K	23

We store, process and use information collected from or about our Customers and Animal Owners that subjects us to legislative and regulatory burdens and may expose us to liability and potential objections from such Customers and Animal Owners, and our actual or perceived failure to adequately protect or appropriately use data could harm our brand, our reputation in the marketplace and our business.

Because we collect, store, process and use data, some of which contains personal information, we are subject to complex and evolving laws and regulations relating to privacy, data protection and other matters related to personal information. Failure to abide by these laws, regulations and standards could expose us to breach of contract claims, investigations, substantial fines, penalties and other liabilities and expenses, costs for remediation and harm to our reputation. Our Customers and Animal Owners may also object to or opt out of the collection and use of their data, which may harm our business.

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

We now operate under the name “Covetrus, Inc.” In connection with this name change, we have incurred substantial costs, and may in the future incur substantial additional costs, in rebranding our products and services, and we may not be able to achieve or maintain brand name recognition or status under the new brand that is comparable to the recognition and status previously enjoyed by the Animal Health Business, Vets First Choice or any of our local brand name operations globally. The failure of any such rebranding initiative could adversely affect our ability to attract and retain customers, which could cause us not to realize some or all the benefits contemplated by us as a result of our acquisition of Vets First Choice in an all-stock transaction (“Merger”).

Covetrus, Inc. 2020 Form 10-K	24

Many of our Customers are small and medium-sized businesses, which can be challenging to cost effectively reach, acquire, and retain.

We market and sell many of our services to veterinary practices and clinics, which are typically small or medium-sized business (“SMBs”). To grow our business, we must develop new customers, sell additional services to existing Customers, and encourage existing Customers to remain on our platform. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers:

•Are more price sensitive,
•Are more difficult to reach with broad marketing campaigns, and
•Often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors

If we are unable to cost effectively market and sell our services to our target customers, our ability to grow our business will be harmed.

Our business is subject to risk based on global economic conditions.

Macroeconomic, business, and financial disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain of our Customers, Animal Owners and our suppliers could be affected directly by an economic downturn, including as a result of the COVID-19 pandemic, and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from Customers. If one or more of our large Customers discontinue their relationship with us because of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses. In addition, since Animal Owners typically utilize discretionary income to purchase services or products for their pets, economic concerns may cause some Animal Owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet.

Our business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Approximately 45% of our Net sales for our business in fiscal 2020 was to Customers outside the United States. Changes in non-U.S. currencies relative to the U.S. dollar impact our sales, profits, assets, and liabilities. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable effects when the operating results of our non-U.S. business activity are translated into U.S. dollars and could cause our results of operations to differ from our expectations and the expectations of our investors. For our international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products and services less competitive in international markets. Alternately, a weakening of the currencies in which transactional sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets. In addition, the impact of currency devaluations in countries experiencing high inflation rates or significant currency exchange fluctuations could negatively impact our operating results. While we may use financial instruments to mitigate the impact of fluctuations in currency exchange rates on our cash flows, unhedged exposures would continue to be subject to currency fluctuations.

The future growth of our business depends in significant part on increasing our global sales. Our recent and continuing international expansion efforts subject us to additional risks.

Net sales outside of the U.S. represented approximately 45% of our total Net sales in 2020, 47% in 2019, and 49% in 2018. Our international expansion efforts may be slow or unsuccessful to the extent we experience difficulties in recruiting, training, managing and retaining qualified personnel with international experience, language skills and cultural competencies in the geographic markets we target, which could negatively impact our financial condition, results of operation, and cash flow. Conducting and expanding international operations subjects us to risks we generally do not face in the U.S., including:

•Management, communication, and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel,

Covetrus, Inc. 2020 Form 10-K	25

•Language translation of, and associated Customer Care support for, our products,
•Compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties,
•Accreditation and other regulatory requirements to do business and to provide domain name registration, web-hosting and other products in foreign jurisdictions,
•Greater difficulty in enforcing contracts, including our universal terms of service and other agreements,
•Increased expenses incurred in establishing and maintaining office space and equipment for our international operations,
•Greater costs and expenses associated with international marketing and operations,
•Greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties,
•Different or lesser degrees of protection for our or our customers' intellectual property and free speech rights in certain markets,
•Increased exposure to foreign currency risks,
•Increased risk of a failure of employees to comply with both U.S. and foreign laws, including export and antitrust regulations, anti-bribery regulations and any trade regulations ensuring fair trade practices,
•Heightened risk of unfair or corrupt business practices in certain geographies, and
•The potential for political, social, or economic unrest, terrorism, hostilities or war, and multiple and possibly overlapping tax regimes

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

Depending on conditions in the financial markets and our financial performance, we may not be able to raise additional capital on favorable terms, or at all. If we are unable to pursue our current and future spending programs, we may be forced to cancel or scale back those programs. Failure to successfully pursue our capital expenditure and other spending plans could negatively affect our ability to compete effectively and have a material negative effect on our business and results of operations.

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

Covetrus, Inc. 2020 Form 10-K	26

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

Risks Relating to Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business. We may incur substantial additional indebtedness, which could further exacerbate the risks to our financial condition.

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term (the “Credit Facilities”). The Credit Facilities include a $1.2 billion term loan facility, (the “Term Loan Facility”), which was fully funded and primarily used to pay a dividend to Henry Schein, and a $300 million revolving line of credit for working capital and general corporate purposes (the “Revolving Credit Facility”). As of December 31, 2020, there was $1.1 billion outstanding under the Term Loan Facility and there were no borrowings from the Revolving Credit Facility, although we do utilize the Revolving Credit Facility from time to time.

We may incur significant additional indebtedness in the future, including secured indebtedness. Although the agreements governing our Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

Our current level of indebtedness, and any additional indebtedness, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including the following:

•Limiting our ability to obtain additional debt or equity financing needed for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes,
•Requiring a substantial portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including working capital needs, funding capital expenditures and pursuing future business opportunities,
•Limiting our ability to make continuous improvements to our business model and adjust to changing market conditions that may place us at a competitive disadvantage compared to our competitors with less debt, and

Covetrus, Inc. 2020 Form 10-K	27

•Increasing our vulnerability to a downturn in general economic conditions or in our business

The agreements governing our Credit Facilities contain restrictive covenants, which restrict our operational flexibility.

The agreements governing our Credit Facilities contain restrictions and limitations on our ability to engage in activities that may be in our long-term best interests, including financial and other restrictive covenants that will limit our ability to:

•Incur additional indebtedness,
•Make dividends and other restricted payments,
•Incur additional liens,
•Consolidate, merge, sell, or otherwise dispose of all or substantially all assets,
•Make investments,
•Transfer or sell assets,
•Enter into restrictive agreements,
•Change the nature of the business, and
•Enter certain transactions with affiliates

The agreements governing our Credit Facilities also contain other restrictions customary for facilities of this nature.

Our ability to borrow additional amounts or avoid acceleration of borrowed amounts under these agreements will depend on satisfaction of these covenants, including two financial covenants: (i) a maximum consolidated net total leverage ratio and (ii) a minimum consolidated net interest coverage ratio. Events beyond our control could affect our ability to meet these covenants. Our failure to comply with obligations under these agreements may result in an event of default under those agreements. A default, if not cured or waived, may permit acceleration of our indebtedness. If our indebtedness is accelerated, we cannot be certain that we will have sufficient funds available to pay the accelerated indebtedness or that we will have the ability to refinance the accelerated indebtedness on terms favorable to us or at all. This could have a material adverse effect on our business, financial condition, results of operations and cash flows and could cause us to become bankrupt or insolvent.

We require a significant amount of cash to service our indebtedness. Our ability to generate such cash depends on many factors, some beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund capital expenditures, will depend on our ability to generate cash. This ability, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We have substantial indebtedness with significant debt service requirements, and we may incur additional indebtedness that would lead to increased interest expense and require additional cash flows to fund. In addition, borrowings under the Credit Facilities bear interest at variable interest rates. As of December 31, 2020, we maintained interest rate swap contracts with notional amounts aggregating $500 million, which are intended to fix a portion of future interest payments associated with our $1.1 billion variable-rate Term Loan Facility. These swap agreements expire July 31, 2021. Despite the presence of these derivative contracts, interest rate increases, and in some instances interest rate decreases, could result in larger debt service requirements. Such an increase in our debt service obligations would adversely affect our cash flows. We cannot guarantee that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Credit Facilities or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness at or before maturity. We cannot assure you that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The debt service obligations under our Credit Facilities could also reduce funds available for working capital, capital expenditures and other general corporate purposes and may create competitive disadvantages relative to other companies with lower debt levels.

Risks Relating to Regulation and Governmental Action

We are subject to substantial regulation in our business and operations and failure to comply with, or material changes to such regulations, could have a material adverse effect on our business and results of operations.

Our pharmacy and supply chain businesses are impacted by federal and state laws and regulations governing, among other things: the purchase, distribution, management, compounding, dispensing, marketing and labeling of prescription drugs and related services; DEA and state regulation affecting the sale and distribution of controlled substances; and statutes and regulations related

Covetrus, Inc. 2020 Form 10-K	28

to the sale and marketing of animal drugs, pet food, insecticides and devices. Our failure to comply with any of these laws and regulations could severely limit or curtail our pharmacy and supply chain operations, which would materially harm our business and prospects. Our business could be affected by changes in these or any newly enacted laws and regulations, as well as federal and state agency interpretations of such statutes and regulations. Such statutory or regulatory changes could require that we make changes to our business model and operations and could require that we incur significantly increased costs to comply with such regulations. Further, we are required to comply with the laws of, and regulations promulgated by, various states, including the pharmacy boards of such states. State pharmacy boards regulate the dispensing and marketing of our pharmaceutical products and may take action, including fines, against companies for violations of their rules and regulations.

The status of compounded animal drugs is uncertain. The FDA issued proposed guidance titled Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (“GFI #256”) on November 18, 2019. The comment period for this proposed guidance ended on October 15, 2020. If adopted, GFI #256 would strictly limit the circumstances under which the FDA would permit compounding of veterinary drug products. It is uncertain whether GFI #256 will be adopted in the form proposed, or at all. The proposed guidance is similar to guidance proposed by the FDA in 2015 and ultimately withdrawn in November 2017. These and other restrictions that may be imposed on the activities of compounding pharmacies may limit the available market for compounded formulations from bulk substances for animal use, as compared to the market available for the FDA-approved animal drugs.

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

We have significant operations outside of the United States. We expect that we will continue to expand our international operations in the future. International operations inherently subject us to several risks and uncertainties, including:

•Compliance with governmental controls, trade restrictions, restrictions on direct investments, quotas, embargoes, import and export restrictions, tariffs, duties, and regulatory and licensing requirements by domestic or foreign entities, including restrictions administered by the Office of Foreign Assets Control of the U.S. Department of the Treasury, the U.K. Office of Financial Sanctions Implementation, United Nations Security Council, and Australia's Department of Foreign Affairs and Trade,
•Difficulties in building, staffing, and managing foreign operations (including a geographically dispersed workforce) and maintaining compliance with foreign labor laws,
•Burdens to comply with, and different levels of protection offered by, multiple and potentially conflicting foreign laws and regulations, including those relating to environmental, health and safety requirements and intellectual property,

Covetrus, Inc. 2020 Form 10-K	29

•Changes in laws, regulations, government controls or enforcement practices with respect to our business and the businesses of our Customers,
•Political and social instability, including crime, civil disturbance, terrorist activities, armed conflicts, outbreak of disease, and natural and other disasters,
•Ongoing instability or changes in a country’s or region’s regulatory, economic, or political conditions, including as a result of the United Kingdom’s leaving the European Union, or Brexit, and any other similar referenda or actions by other European Union member countries,
•Local business and cultural factors that differ from our normal standards and practices, including business practices prohibited by the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act, and other anti-corruption laws and regulations,
•Longer payment cycles and increased exposure to counterparty risk,
•Disruptions in transportation of our products or our supply chain, and
•The differing product and service needs of foreign Customers.

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

Changes in our tax rates or exposure to additional income tax liabilities could adversely affect our financial results.

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

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

Covetrus, Inc. 2020 Form 10-K	30

There is a significant degree of difficulty and management distraction inherent in the process of integrating the Animal Health Business and the Vets First Choice business. These difficulties include, among others:

•The challenge of integrating the businesses while carrying on the ongoing operations of each business,
•The challenge of integrating the cultures of each business,
•The challenge of integrating the information technology systems of each business, and
•The potential difficulty in attracting and retaining key employees and sales personnel of each business

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

We may continue to incur costs associated with the Transactions that could affect our period-to-period operating results.

We anticipate that we will continue to incur significant one-time non-recurring costs over the next several years as a result of the Transactions. We may not be able to quantify the exact amount of these costs or the period in which they will be incurred. Some of the factors affecting the costs associated with the Transactions include the resources required in integrating the Animal Health Business and the Vets First Choice businesses. The amount and timing of these charges, including those related to information technology infrastructure and systems integration and planning, could adversely affect our period-to-period operating results, which could result in a reduction in the market price of shares of our common stock. Moreover, delays in completing the integration may reduce the growth opportunities and operational synergies and other benefits expected from the Transactions and such reduction may be material.

We may be unable to access equivalent benefits and services that historically have been provided by Henry Schein to the Animal Health Business.

The Animal Health Business previously received benefits and services from Henry Schein and benefited from Henry Schein’s financial strength and extensive business relationships. We no longer benefit from Henry Schein’s resources and it cannot be assured that we will be able to adequately replace all of the resources provided by Henry Schein or replicate them at the same cost. If we are not able to replace the resources provided by Henry Schein, or at the same cost there could be a material adverse effect on our business, financial condition, results of operations and cash flows.

We may be affected by significant restrictions imposed on us to avoid significant tax-related liabilities and related indemnification obligations.

The Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Covetrus, Vets First Choice and the Vets First Choice Stockholders’ Representative (as it may be amended and restated from time to time), (the “Tax Matters Agreement”), generally prohibits us from taking certain actions that could cause the Distribution and the Merger to fail to qualify as tax-free transactions.

If the Distribution does not qualify as a tax-free spin-off under Section 355 of the Internal Revenue Code, we may have certain indemnification obligations which could have a material adverse effect on our business.

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

Covetrus, Inc. 2020 Form 10-K	31

If the Transactions do not qualify for their intended tax-free treatment, we may have an obligation under the Tax Matters Agreement to indemnify Henry Schein for the resulting tax liability (which may be significant). In the event we are required to indemnify Henry Schein for taxes incurred in connection with the Transactions, the indemnification obligation could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

Additionally, the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”) resulted in a reduction in the economic benefit of the NOLs and other deferred tax assets available to us. Under the Tax Act, U.S. federal NOLs generated after December 31, 2017 will not be subject to expiration.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to many factors that are beyond our control, including, but not limited to:

•Quarterly variations in our revenues and operating expenses,
•Developments in the financial markets and worldwide or regional economies,
•Announcements of innovations or new products or services by us or our competitors,
•Announcements by the government relating to regulations that govern our industry,
•Significant sales of our common stock or other securities in the open market,
•Variations in interest rates,
•Changes in the market valuations of other comparable companies, and
•Changes in accounting principles

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

Covetrus, Inc. 2020 Form 10-K	32

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

We implemented remedial measures to address the material weaknesses prior to the end of fiscal 2020, however we cannot ensure that our efforts have been successful, or that we have identified all material weaknesses. Our remedial measures may result in additional technology and other expenses. Any failure to implement these remedial measures and to achieve and maintain effective internal controls and disclosure controls and procedures could have a material adverse effect on the market for our common stock.

For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see Part II, Item 9A. Controls and Procedures of this Report.

Sales of our common stock may negatively affect its market price.

It is likely that some stockholders have sold or may sell our common stock received in the Transactions for various reasons such as if our business profile or market capitalization as a combined company does not fit their investment objectives. Certain of these shares were not restricted securities within the meaning of Rule 144 under the Securities Act after the expiration of the lock-up period and, unless held by our affiliates, may subsequently be sold into the public market without restriction The sales of significant amounts of our common stock or the perception in the market that this will occur may result in a decrease in the market price of our common stock.

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

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, the amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•Authorize the issuance of “blank check” preferred stock that could be issued by our Board without approval of stockholders,
•For the first three years following the Merger until the 2022 annual meeting of stockholders, divide our Board into three classes, serving staggered terms of one, two and three years, respectively,

Covetrus, Inc. 2020 Form 10-K	33

•Limit the ability of stockholders to remove directors by requiring the affirmative vote of holders of at least two-thirds of the outstanding shares of our capital stock then entitled to vote for removal and, until the 2022 annual meeting of stockholders, permitting directors to be removed only with cause,
•Provide that vacancies on our Board may be filled only by a majority vote of directors then in office,
•Prohibit stockholders from calling special meetings of stockholders,
•Prohibit stockholder action by written consent,
•Establish advance notice requirements for stockholder nominations of candidates for election as directors before an annual or special meeting of our stockholders or to bring other business before an annual meeting of our stockholders,
•Subject us to Section 203 of the Delaware General Corporation Law ("DGCL"), which will prohibit us from engaging in business combinations with certain “interested stockholders” for three years following the date such stockholder became interested unless certain criteria are met, and
•Require the approval of holders of at least two-thirds of the outstanding shares of our capital stock then entitled to vote to amend the amended and restated certificate of incorporation and the amended and restated by-laws.

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

General Risk Factors

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

Covetrus, Inc. 2020 Form 10-K	34

stock. Furthermore, our results may fluctuate due to a variety of other factors, many of which are outside of our control and may be difficult to predict.

The cumulative effects of these factors could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if any forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially, which may also indicate that our remaining goodwill is potentially impaired. Such a stock price decline could occur even when we have met any previously publicly stated revenue and earnings guidance we may provide.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our corporate headquarters consists of three facilities located in Portland, Maine. We also utilize approximately 41 distribution centers and 65 offices throughout the world and across all segments. We have 4 pharmacies, that are fully licensed in all 50 states and the District of Columbia, as well as an FDA registered outsourcing facility under section 503B of the Federal Food, Drug, and Cosmetic Act.

In August 2018, we signed two new leases for additional office and laboratory space in Portland, Maine. The first is for approximately 117,000 square feet of office space and the second is for approximately 46,000 square feet of laboratory space and will house certain compounding pharmacy operations. The lease terms will commence at the earlier of (i) when we begin our operations in these facilities, or (ii) the date the landlord obtains a permanent certificate of occupancy. The initial lease terms are for 20 years and include four optional five-year extensions. See Note 7 - Leases under Item 8, Financial Statements and Supplementary Data.

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

Item 3.    Legal Proceedings

Refer to Note 12 - Commitments and Contingencies included in Part II, Item 8, Financial Statements and Supplementary Data in this Report for information on legal proceedings.

Item 4.    Mine Safety Disclosures

Not applicable

Covetrus, Inc. 2020 Form 10-K	35

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

Holders of Common Stock

As of February 19, 2021, there were 473 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters below.

Dividend Policy

We have never declared or paid any cash dividends on our common stock. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, our debt instruments materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments, and other factors the Board of Directors deems relevant.

Stock Performance Graph

The graph below compares the cumulative total shareholder return of our common stock to the Nasdaq Global Market Composite Index and the S&P 600 Health Care Index. An investment of $100 and reinvestment of all dividends are assumed on February 7, 2019, the effective date of the registration of our common stock. The graph shows the value for each of these investments through December 31, 2020.

Covetrus, Inc. 2020 Form 10-K	36

Quarterly Cumulative Total Shareholder Return
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
02/19
12/19
03/20
06/20
09/20
12/20
Covetrus Inc
Nasdaq Global Market Composite
S&P 600 Health Care

	February 7, 2019	December 31, 2019	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Covetrus Inc	$100	$31	$19	$42	$57	$67
Nasdaq Global Market Composite	$100	$119	$92	$131	$142	$196
S&P 600 Health Care	$100	$111	$89	$104	$114	$146

Recent Sales of Unregistered Securities

On May 19, 2020, we issued 250,000 shares of our 7.50% Series A Convertible Preferred Stock (“Series A Preferred Stock”), par value $0.01 per share, for an aggregate purchase price of $250 million (the “Private Placement”). Information with respect to the Private Placement was previously included in our Current Reports on Form 8-K filed with the SEC on May 1, 2020 and May 19, 2020. Subsequent to the Private Placement, we converted the Series A Preferred Stock into common stock. See Item 8. Financial Statements and Supplementary Data - Note 14 - Redeemable Convertible Preferred Stock.

Issuer Purchases of Equity Securities

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended December 31, 2020:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 2020	10,262	$26.84	—	$—
November 2020	748	$26.61	—	$—
December 2020	7,840	$28.13	—	$—
	18,850	$27.36	—	—
(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occurs upon vesting of restricted shares

Covetrus, Inc. 2020 Form 10-K	37

Item 6.    Selected Financial Data

Not applicable

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

The discussion of our financial condition and results of operations for the year ended December 31, 2019 as compared to the year ended December 29, 2018 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2019 is incorporated by reference into this MD&A. During the fourth quarter of 2020, in conjunction with our efforts to remediate our income tax material weakness, we identified an error in the calculation of the deferred tax asset related to investments in partnerships. Specifically, as of December 30, 2017 our deferred tax asset was overstated by $42 million. As a result of the overstatement of this deferred tax asset, our valuation allowance established during the year ended December 31, 2019 was overstated. This revision did not affect our statement of operations in any other year. We have revised affected amounts below as of December 31, 2019 from the amounts previously reported.

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

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis. Our reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) software services, and (iii) prescription management. See Note 20 - Segment Data and Note 5 - Revenue from Contracts with Customers.

Across our segments and major product groups, the willingness of Animal Owners to spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for their pets. Across the companion animal, equine, and large animal markets, we anticipate that for us to succeed on our strategic roadmap, we should prioritize value creation with our Customers so that we can seek to strengthen the relationship between Customers and Animal Owners as well as enable our Customers to provide proactive healthcare options to Animal Owners, including our investment in higher margin proprietary brand products and compounding.

See Item 1. Business for a detailed discussion of our corporate mission and strategy that should be read in conjunction with our discussion and analysis of financial condition and results of operations.

Key Factors and Trends Affecting our Results

COVID-19, Growth, and Cost Containment

In an effort to contain COVID-19 or slow its spread, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. The determination of what is an “essential” business is mandated by local authorities. The

Covetrus, Inc. 2020 Form 10-K	38

animal-health industry and veterinary-care sector have proven to be more resilient than originally anticipated. Operationally, all of our distribution centers and pharmacies continue to remain open as veterinary medicine has been deemed an essential service in most geographies across the globe. Our supply chain operations continue to work with manufacturers and suppliers across the globe to provide access to critical supplies and quality products. During 2020, the required responses to mitigate the spread of the pandemic helped shifted customer and animal-owner demand to our online channel due to the demand for our prescription management and online pharmacy services, including the increased adoption of our home delivery services. We continue to see an increase in people adopting pets and also that companion Animal Owners are increasing their per visit spend with their veterinarians. We are assessing how to differentiate COVID-19 growth, that may be temporary, with the normalization of our net sales growth in the third and fourth quarters of 2020. However, due to the relatively limited passage of time during COVID-19, we have not been able to determine the extent to which utilization of our products and services may be temporary.

During 2020, we undertook certain temporary cost containment measures to help better align our cost structure near-term, including temporary executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, discretionary spending deferrals, deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and temporarily suspended our 401(k) employer match. We began to ease some of the above-mentioned cash and liquidity conservation measures as the impact of the COVID-19 pandemic on our results of operations, to date, has been less than anticipated. Specifically, we returned to pre-COVID-19 compensation levels and reinstated our 401(k) employer match. At the same time, we continue to closely monitor global developments unfolding during the pandemic and may reinstate any measures that we reverse, or we may take additional actions, as needed, to ensure we have enough liquidity for our business operations. The temporary cost containment measures were beneficial to our Selling, general and administrative (“SG&A”) expenses for 2020; however, costs incurred to grow our business outpaced the decreases we experienced through containment. Absent the cost containment measures, our SG&A would have increased further. For example, we expect that travel and entertainment expenses will return toward previous levels when the COVID-19 pandemic eventually subsides.

Investing in Innovation and Corporate Infrastructure

Since the Transactions, we have been responsible for the costs associated with being an independent, publicly traded company, including costs related to corporate governance, investor and public relations, and public reporting. While the substantial costs to phase in the ongoing integration of our businesses globally as well as take steps toward identifying our target processes and structure for operations is subsiding, we are still incurring considerable costs to invest in our growth, both through innovation and the internal infrastructure necessary to support that innovation and growth.

Terms with Key Suppliers, Customers, and Partners

We are subject to a concentration of risk with our suppliers as the loss of one of our five major manufacturing relationships, globally, could have a material impact on our financial performance. Each year, suppliers in the veterinary channel engage in negotiations with us regarding pricing terms, including performance rebates and other growth incentives. Our supply chain services are dependent upon third-party suppliers, and the results of these negotiations, including whether the contractual relationship remains in place, can have a material impact on the financial performance of our business on an annual basis. Five suppliers accounted for approximately 50% of our purchases for the year ended December 31, 2020.

Effective January 1, 2021, we no longer are partnered with Merck & Co., in the U.K., which will result in decreasing net sales in future periods. Using data from 2020, the loss of this supplier in the U.K. in 2021 is not expected to alter the concentration of our top five suppliers. We also are no longer partnered with one of our customers in the U.K., which we expect will cause a decrease in our Net sales in the U.K. We are pursuing options to mitigate the effects of the supplier and customer loss in the U.K., and we do not expect the profitability impact to be significant. For the year ended December 31, 2020, the U.K. represented 13% of our Net sales.

We are working toward a resolution with a third party logistics provider in Germany that we partnered with in late 2020. The transition of our operations over to this third party has resulted in disruption to our supply chain. We are likely to experience ongoing disruption in the near-term with potential medium to long-term impacts. Our German operations represent 2% of our Net sales.

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial

Covetrus, Inc. 2020 Form 10-K	39

performance to our Board of Directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our consolidated and combined statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, IT infrastructure, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, managed exits from businesses we are exiting or closing, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP. See below for our Adjusted EBITDA explanations on a segment basis as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 20 - Segment Data, as required by ASC 280.

Results of Operations

	Years Ended
(In millions)	December 31, 2020	December 31, 2019	December 29, 2018
Net sales	$4,339	$3,976	$3,778
Cost of sales	3,541	3,227	3,094
Gross profit	798	749	684
Gross margin %	18.4%	18.8%	18.1%
Operating expenses:
Selling, general and administrative	867	808	547
Goodwill impairment	—	938	—
Operating income (loss)	$(69)	$(997)	$137

Net income (loss)	$(17)	$(983)	$107
Net income (loss) attributable to Covetrus	$(19)	$(980)	$101

The year-over-year increase in Net sales for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to improved performance across certain of our markets, prescription management growth, and acquisitions, partially offset by net sales from divestitures as the divested businesses contributed net sales for a full period in 2019 as well as unfavorable foreign exchange.

The year-over-year improvement in Operating loss for the year ended December 31, 2020 compared to the year ended December 31, 2019 was largely due to the goodwill impairment charge in the comparative period of the prior year, partially offset by increased SG&A expense related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth.

The year-over-year improvement in Net loss for the year ended December 31, 2020 compared to the year ended December 31, 2019 was largely due to the goodwill impairment charge in the comparative period of the prior year, as well as the gain on the divestiture of scil, partially offset by increased SG&A expense related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth.

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Sales

(In millions)	December 31, 2020	% of Total	December 31, 2019	% of Total	$ Change	% Change
North America	$2,377	54.8%	$2,111	53.1%	$266	12.6%
Europe	1,571	36.2	1,509	38.0	62	4.1
APAC & Emerging Markets	402	9.3	368	9.3	34	9.2
Eliminations	(11)	(0.3)	(12)	(0.3)	1	(8.3)
Total Net sales	$4,339	100.0%	$3,976	100.0%	$363	9.1%

Covetrus, Inc. 2020 Form 10-K	40

Net sales for the year ended December 31, 2020 increased compared to the year ended December 31, 2019 primarily due to improved performance across certain of our markets, a $136 million increase from prescription management growth, and contribution of $70 million in net sales from acquisitions, including $24 million from the acquisition of Vets First Choice being present for a complete year of sales versus only 10.75 months in 2019, partially offset by $89 million of net sales from divestitures as the divested businesses contributed net sales for a full period in 2019, and $7 million due to unfavorable foreign exchange. The drivers by segment are detailed below:

•North America increased primarily due to increased contribution of $136 million from prescription management growth, $118 million of growth in our supply chain business, and $26 million from acquisitions (most of which is related to Vets First Choice being present for a complete year of sales versus only 10.75 months in 2019).

•Europe increased primarily due to $87 million of organic growth across most of our markets in the region, $41 million from our acquisitions in France and Romania being present for the full year in 2020, and favorable foreign exchange of $13 million. This increase was partially offset by $80 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed net sales for a full year in 2019.

•APAC & Emerging Markets increased primarily due to $51 million of organic growth, partially offset by unfavorable foreign exchange of $20 million.

Gross Profit and Gross Margin

(In millions)	December 31, 2020	Gross Margin %	December 31, 2019	Gross Margin %	$ Change	Gross Profit % Change
North America	$500	21.0%	$452	21.4%	$48	10.6%
Europe	219	13.9	227	15.0	(8)	(3.5)
APAC & Emerging Markets	79	19.7	70	19.0	9	12.9
Total Gross profit	$798	18.4%	$749	18.8%	$49	6.5%

During the year ended December 31, 2020, the increase in Gross profit was largely driven by a $34 million increase from prescription management, improved performance across certain distribution markets, and $18 million from acquisitions in the current year and being present for the full year in 2020 versus a partial period in 2019. These increases were partially offset by $26 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed gross profit for the full year in 2019 and unfavorable foreign exchange of $3 million. The drivers of the increase in our gross profit are further detailed below by segment:

•North America increased primarily due the growth of our prescription management business and $11 million from acquisitions.

•Europe decreased primarily due to $22 million from the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed gross profit for the full year in 2019, partially offset by acquisitions of $6 million being present for the full year in 2020 versus a partial year in 2019, and $5 million from improved performance across certain distribution markets, and $2 million of favorable foreign exchange.

•APAC & Emerging Markets increased due to the contribution of $12 million from organic growth, partially offset by unfavorable foreign exchange of $5 million.

SG&A

(In millions)	December 31, 2020	% of Respective Net Sales	December 31, 2019	% of Respective Net Sales	$ Change	% Change
North America	$495	20.8%	$467	22.1%	$28	6.0%
Europe	184	11.7	186	12.3	(2)	(1.1)
APAC & Emerging Markets	55	13.7	58	15.8	(3)	(5.2)
Corporate	133	—	97	—	36	37.1
Total SG&A	$867	20.0%	$808	20.3%	$59	7.3%

SG&A expenses for the year ended December 31, 2020 increased primarily due to costs related to various corporate functions as we continue to invest in our corporate infrastructure to enable our growth, the increase of $27 million from acquisitions (primarily

Covetrus, Inc. 2020 Form 10-K	41

Vets First Choice), $18 million of strategic consulting fees, $8 million operating lease right-of-use asset impairment, increased costs to support the growth in our prescription management business, and $6 million of costs accrued in connection with the managed exit of our French distribution business. These costs were partially offset by decreases due to the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full year in 2019, $12 million decrease in expenses related to the formation of Covetrus, and favorable foreign exchange. The drivers by segment and at Corporate are detailed below:

•North America increased primarily due to the acquisition of Vets First Choice which contributed $18 million incremental expense from a complete year of SG&A expense this year versus 10.75 months last year, $8 million operating lease right-of-use asset impairment, and increased costs to support the growth in our prescription management business, partially offset by $9 million of lower share-based compensation expenses and expenses related to the formation of Covetrus.

•Europe decreased primarily due to $21 million for the disposition of scil and the deconsolidation of a subsidiary in Spain as the divested businesses contributed expenses for a full period in 2019. These decreases were partially offset by $7 million from acquisitions in France and Romania being present for the full year in 2020, $6 million of costs incurred in connection with the managed exit of our French distribution business, $3 million of increased IT and facility costs associated with the formation of Covetrus as we exited our transition service agreements, and unfavorable foreign exchange of $2 million.

•APAC & Emerging Markets decreased primarily due to favorable foreign exchange.

•Corporate grew primarily due to increased costs incurred of $32 million as we continue to invest in our corporate infrastructure to enable our growth and $18 million related to strategic consulting fees, partially offset by decreased expenses of $15 million related to the formation of Covetrus.

Other Income (Expense)

(In millions)	December 31, 2020	December 31, 2019	$ Change	% Change
Interest income	$1	$2	$(1)	(50.0)%
Interest expense	(47)	(56)	9	(16.1)
Other, net	91	22	69	313.6
Other income (expense)	$45	$(32)	$77	(240.6)%

For the year ended December 31, 2020, we generated other income, net as compared to other expense, net for the year ended December 31, 2019 primarily due to the gain on the divestiture of scil, a mark-to-market adjustment related to our Distrivet options, and a gain on the deconsolidation of our subsidiary, SAHS, in Spain.

Income Taxes

For the year ended December 31, 2020, our effective tax rate was 28.9% compared to 4.5% for the prior year period. The increase in our effective tax rate is primarily related to the sale of our scil business and non-deductible share-based compensation.

On December 22, 2017, the U.S. government passed the U.S. Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The Tax Act included provisions for tax on Global Intangible Low-Taxed Income (“GILTI”).

The valuation allowance on deferred tax assets was $11 million as of December 31, 2020 and $10 million as of December 31, 2019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. The change in valuation allowance for the year ended December 31, 2020 was $1 million and was attributable primarily to an increase related to the uncertainty regarding the realization of future tax benefit in certain foreign jurisdictions and a decrease of a portion of the valuation allowance recorded against U.S. deferred tax assets. See Note 16 - Income Taxes.

We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred and estimated the impact of each provision of the Tax Act on the effective tax and recorded tax expense for the GILTI provision of $10 million and an interest

Covetrus, Inc. 2020 Form 10-K	42

limitation of $2 million for the year ended December 31, 2020. We recorded a tax expense for the GILTI provision of $10 million for the year ended December 31, 2019. We have concluded that the BEAT and FDII provisions of the Tax Act will not apply to or will not have a material impact on our consolidated financial statements, therefore, we have not recorded an estimate for these items in the effective tax rate for the years ended December 31, 2019 and December 31, 2020.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax, however, there could be U.S. state and foreign withholding taxes upon distribution of such unremitted earnings.

We previously considered the earnings in all of our foreign subsidiaries as indefinitely reinvested and did not record deferred income taxes with respect to such earnings. However, with the recent change in our capital structure due to the conversion of the Series A Preferred Stock and the elimination of preferred dividends as well as the strong performance in our business, the opportunity to pursue new investments is a viable option available to us. Accordingly, we determined effective as of the fourth quarter ending December 31, 2020, that certain unremitted earnings of approximately $135 million existing in the Company’s foreign subsidiaries located in various jurisdictions are no longer indefinitely reinvested. As a result of the U.S. Tax Act, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, we determined that the deferred tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions would be $2 million.

Adjusted EBITDA

(In millions)	December 31, 2020	% of Respective Net Sales	December 31, 2019	% of Respective Net Sales	$ Change	% Change
North America	$187	7.9%	$153	7.2%	$34	22.2%
Europe	72	4.6	68	4.5	4	5.9
APAC & Emerging Markets	28	7.0	18	4.9	10	55.6
Corporate	(61)	NA	(39)	NA	(22)	NA
Total adjusted EBITDA	$226	5.2%	$200	5.0%	$26	13.0%

Total non-GAAP Adjusted EBITDA for the year ended December 31, 2020 increased largely due to prescription management growth and improved performance across certain of our markets, partially offset by increasing costs incurred as we continue to invest in our corporate infrastructure to enable our growth.

Adjusted EBITDA is our primary segment performance metric. We do not allocate expenses managed at the corporate level to our segments. See Note 20 - Segment Data for additional information on corporate allocations and for a reconciliation of total adjusted EBITDA to net income (loss) in accordance with ASC 280. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to $22 million in organic growth of our prescription management business and $13 million from improved performance in our supply chain business.

•Europe increased primarily due to organic growth in certain of our European markets.

•APAC & Emerging Markets increased primarily due to organic growth, partially offset by unfavorable foreign exchange.

•Corporate contributed a $22 million decrease primarily due to increased SG&A expenses incurred as we continue to invest in our corporate infrastructure to enable our growth.

Covetrus, Inc. 2020 Form 10-K	43

Liquidity and Capital Resources

Impact of COVID-19 on Liquidity and Capital Resources

The spread of COVID-19 as a global pandemic in early 2020 led to rapid pricing fluctuations and changing terms that impacted global capital markets. Many equity prices tumbled and the investment funds flowing into certain debt markets paused or became more expensive to borrowers in the early stages of the pandemic. The capital markets recovered to an extent over the course of the year, however volatility and uncertainty remain. In response to the pandemic, some governments offered deferred tax schemes, guarantees, and loan programs to individuals, small businesses, and larger companies as methods to boost liquidity and maintain workforces to help soften the impact of COVID-19 on capital structures and financial results of businesses. We have not been immune to the impact of COVID-19 and have taken and continue to take steps to improve our liquidity position.

In April 2020, under challenging conditions, we completed the sale of our scil animal-care business for net cash proceeds of approximately $103 million, representing gross proceeds of $110 million, net of cash included in the sale. We used $45 million to prepay our scheduled term loan amortization payments for 2020. In December 2020, we fully prepaid the 2021 Term Loan amortization payments. The next quarterly principal amortization payment of $15 million is due on March 31, 2022.

On May 19, 2020, we sold our Series A Preferred Stock in a private placement transaction for $244 million in net cash proceeds to further enhance our liquidity position. A portion of the Series A Preferred Stock proceeds, coupled with cash flow generated from better than anticipated sales during COVID-19, was used to repay our revolver borrowings outstanding at that time earlier than expected, with the remainder used to support general corporate purposes (see Note 14 - Redeemable Convertible Preferred Stock). In September 2020, we acted on the opportunity to convert a portion of our Series A Preferred Stock to common stock that resulted in a reduction of our cash dividend payments on the Series A Preferred Stock by $12 million, on an annualized basis assuming cash payments. On November 17, 2020, we held a Special Meeting of Shareholders which voted to approve the conversion of the remaining outstanding Series A Preferred Stock into common stock that would allow us to further save approximately $7 million in annual dividend payments. In November 2020, all remaining preferred shares were converted into common stock with no continuing dividend payment requirements.

Our operational plans to manage our liquidity continue to include seeking opportunities to reduce non-critical capital expenditures, sharpening our focus on collecting amounts owed to us by customers and for supplier rebates, managing opportunistic inventory purchases as we carefully monitor sales forecasts and timing of projected price increases, quickly reducing our other costs, and maximizing our payment terms wherever possible. We also continue to monitor cash flow projections and will consider additional borrowings, if needed, based on availability under our revolving credit facility from time-to-time.

Our interest expense was slightly lower during the year ended December 31, 2020 primarily due to fully paying the required $60 million 2020 amortization payments by April 2020, which reduced our term loan outstanding and lowered monthly floating interest rates applicable to the term loan. The February 2020 amendment to our credit agreement modified the leverage-based pricing grid that determines the quarterly applicable margin to be added to our borrowings, which applicable margin increases, decreases or stays constant in alignment with higher or lower credit agreement-defined leverage. The applicable margin added to our floating interest rate on borrowings outstanding was set at 1.75% based on credit agreement-defined leverage reported for the three-months ending September 30, 2020.

In addition, the February 2020 amendment permitted us to maintain revolving credit facility borrowings near term, if needed, while remaining compliant with our financial covenants as the step down of our credit agreement-defined leverage covenant from 5.50x to 5.00x was delayed until June 30, 2021. We were in compliance with the covenants in our credit agreement as of December 31, 2020. Based on our expected credit agreement-defined leverage as of the year ended December 31, 2020, once the quarterly credit agreement compliance filing is made, the current applicable margin on our credit agreement borrowings outstanding will remain unchanged at least until the next compliance filing is made for the three months ended March 31, 2021.

The duration of the COVID-19 pandemic continues to be unknown. Should the pandemic extend throughout 2021 and beyond, we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, research government-backed loan programs that may be available to us or to our customers, and closely monitor the capital markets for additional opportunities to improve our liquidity position.

Overview

Covetrus, Inc. 2020 Form 10-K	44

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term (the “Credit Facilities”). The Credit Facilities include a $1.2 billion term loan facility (the “Term Loan Facility”), which was fully funded and primarily used to pay a dividend to Henry Schein, and a $300 million revolving line of credit for working capital and general corporate purposes (the “Revolving Credit Facility”). There were no borrowings from the Revolving Credit Facility as of December 31, 2020. See Note 9 - Long-Term Debt and Other Borrowings, Net for more information on our Credit Facilities.

Our primary sources of liquidity are cash and cash equivalents, cash flows generated by the operations of our business, and available borrowing capacity under our credit facility. Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as a long-lasting COVID-19 pandemic or economic downturn, could adversely impact our ability to do so. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

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

Under normal historical operating conditions, we would expect to incur additional disbursements in connection with the following:

•Expansion of global sales and marketing efforts
•Increase of our pharmaceutical compounding operations capacity
•International development
•Equity investments and business acquisitions that we may fund from time to time
•Term loan facility amortization payments (beginning again in March 2022)
•Capital investments in current and future facilities
•Pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed

Business prospects for 2021 and how the global COVID-19 vaccination process unfolds will likely influence whether we pursue some of the opportunities noted above. Regardless, we anticipate that we will continue to incur significant interest expense related to debt service on the Term Loan Facility.

Selected Measures of Liquidity and Capital Resources

(In millions)	December 31, 2020	December 31, 2019	December 29, 2018
Cash and cash equivalents	$290	$130	$23
Working capital	$740	$511	$514

We regularly monitor and assess our ability to meet funding requirements. We expect to meet our foreseeable liquidity needs over the next 12 months using our unrestricted cash and cash equivalents of $290 million, cash flow from operations, and access to borrowing capacity available under our Revolving Credit Facility. Our decisions on how we use available liquidity will be based upon the duration of the COVID-19 pandemic, the timing of cash flow generation and our continuing review of the funding needs for our business, as we seek to optimize the allocation of cash resources for investments, capital structure changes or business combinations.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Years Ended
(In millions)	December 31, 2020	December 31, 2019	December 29, 2018
Net cash provided by operating activities	$53	$103	$158
Net cash used for investing activities	$(5)	$(65)	$(29)
Net cash provided by (used for) financing activities	$104	$66	$(120)

Cash inflows and outflows from changes in operating activities

Covetrus, Inc. 2020 Form 10-K	45

For the year ended December 31, 2020, net cash provided by operating activities decreased over the year ended December 31, 2019, primarily due to growth in working capital.

For the year ended December 31, 2019, net cash provided by operating activities decreased over the year ended December 31, 2018, primarily due to additional expenses related to the formation of Covetrus and lower operating earnings.

Cash inflows and outflows from changes in investing activities

For the year ended December 31, 2020, net cash used for investing activities decreased compared to net cash used for investing activities for the year ended December 31, 2019, primarily due to $103 million in net proceeds from the divestiture of scil, partially offset by a $28 million increase for business acquisitions and a $19 million increase in capital spending for property and equipment.

For the year ended December 31, 2019, net cash used for investing activities increased over the year ended December 31, 2018, primarily due to a $17 million dollar increase in capital spending for property and equipment and an $18 million increase for business acquisitions.

Cash inflows and outflows from changes in financing activities

For the year ended December 31, 2020, net cash provided by financing activities increased over the year ended December 31, 2019, primarily due to $250 million in gross proceeds from the issuance of Series A Preferred Stock, partially offset by principal payments, acquisition payments, preferred stock issuance costs, preferred stock dividends, and debt issuance costs totaling $156 million.

For the year ended December 31, 2019, net cash provided by financing activities increased over the year ended December 31, 2018, primarily due to debit issuances proceeds of $1.2 billion, net of $24 million debt issuance costs, and a $308 million decrease in acquisitions of non-controlling interests, partially offset by $1.2 billion paid as dividend to Henry Schein, a reduction in Net Former Parent investment of $109 million that included the $361 million Share Sale and subsequent distribution of proceeds to Henry Schein, and an increase of $41 million in debt repayments primarily related to the Animal Health Business debt.

Contractual Obligations

We have long-term obligations related to borrowing arrangements and leases that we enter into in the normal course of business (see below and Note 7 - Leases, Note 9 - Long-Term Debt and Other Borrowings, Net and Note 12 - Commitments and Contingencies). The following table summarizes our long-term obligations related to fixed and variable rate long-term debt, operating and capital lease obligations, as well as purchase obligations as of December 31, 2020:

	Payments Due by Period
(In millions)	2021	2022 - 2023	2024 - 2025	After 2025	Total
Long-term debt	$—	$126	$960	$—	$1,086
Interest on long-term debt	21	40	2	—	63
Operating leases (a)	28	51	39	140	258
Finance leases, including interest	1	—	—	—	1
Purchase obligations (b)	22	15	13	—	50
Total	$72	$232	$1,014	$140	$1,458

(a) Includes interest and amounts related to leases executed and expected to commence in future years
(b) Purchase obligations include agreements to purchase goods or services that we are committed to (i) fixed or minimum quantities to be purchased, or (ii) the amount of the termination fee during the requisite notice period. Certain of our contracts contain a variable component aligned with future performance goals which cannot be reasonably estimated at this time

Unrecognized Tax Benefits

We cannot reasonably estimate the timing of future cash flows related to the unrecognized tax benefits, including accrued interest and penalties, of $3 million as of December 31, 2020. See Note 16 - Income Taxes.

Covetrus, Inc. 2020 Form 10-K	46

Off-balance Sheet Arrangements

In April 2020, we made a final payment of $9 million for a 2019 acquisition which increased the amount available to be borrowed under our revolving line of credit. As of December 31, 2020, we had $1 million outstanding in standby letters of credit that primarily support our obligations related to our insurance programs and $4 million in surety bonds outstanding in support of various U.S. state registrations for pharmaceutical operations and distributions.

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

Business Acquisitions, Acquired Goodwill, and Intangible Assets

Business Acquisitions

The net assets of businesses acquired are recorded at their fair value and the accounting is based on critical estimates, judgments, and assumptions derived from analysis of market conditions, discount rate, discounted cash flows, customer retention rates, and estimated useful lives. We generally allocate the purchase price to identifiable intangible assets, accounts receivable, inventory, property and equipment, deferred taxes, and other current and long-term assets and liabilities. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill.

Goodwill

When using the quantitative impairment test for assessing goodwill, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Fair values were estimated using both the income approach, discounting projected future cash flows based on budget projections and growth rates that consider estimated inflation rates, and the market approach, applying a multiple of earnings based on comparable publicly traded companies. Key estimates include weighted-average cost of capital, future levels of gross and operating profits, and projected capital expenditures. The rates used to discount projected future cash flows under the income approach reflect a weighted-average cost of capital in the range of 8.0% to 9.0%, depending on the reporting unit, which considered capital structure and risk premiums, including those reflected in our current market capitalization.

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

We did not experience triggering events for impairment following our testing performed in the first quarter of 2020. Our business has continued to perform well, in particular, prescription management. Our market capitalization has also increased significantly from the first quarter of 2020. As of December 31, 2020, our market capitalization increased over 300% as compared to March 31, 2020.

We completed our annual evaluation for impairment of goodwill during the fourth quarter of 2020. The evaluation indicated that the fair value estimates of our reporting units exceeded their carrying values by sufficient margins and no impairments were required. See Note 8 - Goodwill and Other Intangibles, Net for changes in goodwill by reporting unit.

Covetrus, Inc. 2020 Form 10-K	47

As of December 31, 2020 and 2019, Goodwill was $1,187 million and $1,154 million, respectively. All goodwill is recorded in our North America reporting unit.

Intangible Assets

Intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

Definite-lived intangible assets primarily consist of non-compete agreements, trademarks, customer relationships, and intellectual property, and impairment losses are recorded if the asset’s carrying amount is not recoverable through our undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When an impairment exists, the related assets are written down to fair value.

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

Income Taxes

We are subject to income taxes in the U.S. and 25 foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred taxes and liabilities and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period.

We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

Although we believe our assumptions, judgments, and estimates are reasonable, changes in tax laws or our interpretation of tax laws and the resolution of any tax audits could significantly impact the amounts provided for income taxes in our consolidated financial statements. The effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date. Should we determine that we would not be able to realize all or part of our net deferred tax asset in a particular jurisdiction in the future, a valuation allowance against the deferred tax asset would be charged to income in the period such determination was made. This valuation allowance is maintained for deferred tax assets that we estimate are more likely than not to be unrealizable based on available evidence at the time the estimate is made. The determination as to whether a valuation allowance for deferred tax assets is appropriate is subject to considerable judgment and requires an evaluation of all positive and negative evidence, including our historical financial results, the source and consistency of those results, whether they should be adjusted for certain one-time or nonrecurring items, whether losses cumulatively exceed income over a reasonable period of time, the availability of tax-planning strategies, availability of carryback and carryforward periods, and other factors, including our expectations of future taxable income. Adjustments to income tax expense, to the extent we establish a valuation allowance or adjust the allowance in a future period, could have a material impact on our financial condition and results of operations. See Note 16 - Income Taxes.

Covetrus, Inc. 2020 Form 10-K	48

We identified an error in our calculation of the deferred tax asset related to U.S. partnerships in conjunction with our efforts to remediate our income tax material weakness. See Item 9A. Controls and Procedures for information on the income tax material weakness and our remediation efforts.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

The value of certain foreign currencies as compared to the U.S. dollar and the value of certain of our underlying functional currencies, including our foreign subsidiaries, may affect our financial results. Fluctuations in exchange rates, for which we currently conduct our operations in multiple currencies, may positively or negatively affect revenues, gross margins, and operating expenses, all of which are presented in U.S. dollars. We attempt to offset foreign currency assets and liabilities where and when possible, but have not, as of December 31, 2020 or December 31, 2019, entered into hedging arrangements. In the future, we may evaluate and decide, to the extent reasonable and practical, to enter into foreign currency forward exchange contracts with financial institutions. If we were to enter into such hedging transactions, the market risk resulting from foreign currency fluctuations is unlikely to be entirely eliminated. We do not enter into derivative financial instruments for trading or speculative purposes.

We have exposure to Brexit as approximately 13% of our Net sales was generated by our operations located within the U.K. in 2020. The primary Brexit risk we faced was not foreign currency related but rather was supply chain-related, specifically for our replenishment of certain inventory stock sourced from U.K. vendors who manufactured such goods in their subsidiaries outside the U.K. and thus needed to import those goods into the U.K.

As of December 31, 2020, a hypothetical 5% increase in foreign exchange rates, where we conduct our business in local currency, versus the U.S. dollar would have resulted in a decrease of $3 million in annualized operating income.

Conversely, a hypothetical 5% decrease in foreign exchange rates would have resulted in an improvement of $3 million in annualized operating income.

Interest Rate Risk

As of December 31, 2020, we had variable-rate borrowings outstanding of $1.1 billion under the Credit Facility. Increases in the underlying interest rate elections we make will negatively affect interest expense, while decreases to the underlying interest rates will have a positive influence on our interest expense. We regularly review the projected borrowings under the Credit Facility and the current interest rate environment.

In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges. See Note 10 - Derivatives. Our earnings are affected by changes in interest rates, however, due to our interest rate swap contracts, the effects are mitigated to an extent.

If market interest rates increase 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $7 million.

Conversely, if market interest rates decrease 1% over the next 12 months, our net interest expense, after considering the effects of our interest rate swap contracts, would increase by $2 million.

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

Covetrus, Inc. 2020 Form 10-K	49

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

Covetrus, Inc. 2020 Form 10-K	50

Item 8.     Financial Statements and Supplementary Data

Covetrus, Inc. 2020 Form 10-K	51

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Covetrus, Inc.
Portland, ME

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated balance sheets of Covetrus, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated and combined financial statements”). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2021 expressed an adverse opinion thereon.

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

Emphasis of Matter

As described in Note 1, the financial statements of the Animal Health Business are not those of a standalone entity. The combined financial statements of the Animal Health Business as of December 29, 2018 and for the year ended December 29, 2018 reflect the assets, liabilities, revenues, and expenses directly attributable to the Animal Health Business, as well as allocations deemed reasonable by management, to present the financial position, results of operations, changes in equity, and cash flows of the Animal Health Business on a standalone basis and do not necessarily reflect the financial position, results of operations, changes in equity, and cash flows of the Animal Health Business in the future or what they would have been had the Animal Health Business been a separate, standalone entity during the periods presented.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Covetrus, Inc. 2020 Form 10-K	52

Impairment Assessment of North America Reporting Unit Goodwill

As described in Note 8 of the Company's consolidated and combined financial statements, the Company reported goodwill related to its North America reporting unit of $1,187 million as of December 31, 2020. Goodwill impairment is assessed at least annually, at the beginning of the fourth quarter, and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable, including after changes in macroeconomic conditions. The Company concluded that a triggering event occurred and conducted an interim impairment test of goodwill as of March 31, 2020. Impairment analysis for goodwill requires a comparison of the fair value of a reporting unit to its carrying value. The fair value of the reporting unit is measured using both the market approach and income approach, which includes discounted expected cash flows.

We identified the assessment of goodwill impairment as a critical audit matter. Auditing management’s goodwill impairment tests for its North America reporting unit was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The value of the North America reporting unit is sensitive to significant assumptions, such as the weighted-average cost of capital and estimated future levels of gross and operating profits, which are affected by expected future market and economic conditions. Auditing management’s impairment assessment involved especially challenging and subjective auditor judgment due to the uncertainty surrounding future events and the extent of specialized skill required to test certain valuation inputs.

The primary procedures we performed to address this critical audit matter included:
•Evaluating the design and testing the operating effectiveness of controls over the Company’s goodwill impairment testing process, including controls over management’s budgeting and forecasting process used to develop forecasts of future gross and operating profits;
•Evaluating the reasonableness of forecasts of future gross and operating profits and projected capital expenditures by comparing forecasts with historical results and industry benchmarks, and performing retrospective reviews and sensitivity analyses; and
•Utilizing professionals with specialized skills and knowledge in valuation to assist in evaluating the valuation models, methodologies and significant assumptions, including the weighted-average cost of capital, used by the Company to estimate the fair value of the North America reporting unit.

Realizability of Deferred Tax Assets

As described in Note 16 to the Company’s consolidated and combined financial statements, the Company had deferred tax assets related to deductible temporary differences and tax attributes of $84 million, net of a $11 million valuation allowance, as of December 31, 2020. The values assigned to deferred tax assets is judgmental, and the realizability of these assets is dependent upon generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of existing temporary tax differences, projected future taxable income, taxable income in carryback years, and changes in tax laws.

We identified the realizability of deferred tax assets as a critical audit matter. The estimation of the future reversal pattern of existing temporary tax differences and other assumptions of future taxable income is subjective and may be affected by future market and economic conditions including changes in tax laws. Auditing these elements was especially challenging due to the nature and extent of auditor judgment involved in evaluating the Company’s estimation of the reversal of timing items and projected future taxable income including through the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:
•Assessing evidence, both confirming and contradictory, to determine whether it is more likely than not that all or some portion of deferred tax assets will not be realized; and
•Assessing the reasonableness of scheduling of the reversal of existing taxable temporary differences;
•Utilizing professionals with specialized skills and knowledge to assist in evaluating management’s determination of the realizability of deferred tax assets and the overall reasonableness of tax positions which support the conclusions reached.

/s/ BDO USA, LLP
Boston, MA
March 1, 2021
We have served as the Company’s auditor since 2018.

Covetrus, Inc. 2020 Form 10-K	53

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Covetrus, Inc.
Portland, ME

Opinion on Internal Control over Financial Reporting

We have audited Covetrus, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), consolidated balance sheets of Covetrus, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated and combined statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as “the financial statements”) and our report dated March 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the accounting for income taxes has been identified and described in management’s assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 financial statements, and this report does not affect our report dated March 1, 2021 on those financial statements.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Boston, MA
March 1, 2021

Covetrus, Inc. 2020 Form 10-K	54

COVETRUS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$290	$130
Accounts receivable, net of allowance of $5 and $8 (Note 5)	507	426
Inventories, net	530	636
Other receivables	67	67
Prepaid expenses and other	37	30
Assets held for sale (Note 4)	—	51
Total current assets	1,431	1,340
Non-current assets:
Property and equipment, net (Note 6)	116	93
Operating lease right-of-use assets, net (Note 7)	117	84
Goodwill (Note 8)	1,187	1,154
Other intangibles, net (Note 8)	555	643
Investments and other	90	45
Total assets	$3,496	$3,359
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$405	$520
Current maturities of long-term debt and other borrowings (Note 9)	1	62
Accrued payroll and related liabilities	67	44
Accrued taxes	37	18
Other current liabilities	181	164
Liabilities held for sale (Note 4)	—	21
Total current liabilities	691	829
Non-current liabilities:
Long-term debt and other borrowings, net (Note 9)	1,068	1,125
Deferred income taxes (Note 16)	28	48
Other liabilities	136	94
Total liabilities	1,923	2,096
Commitments and contingencies (Note 12)
Mezzanine equity:
Redeemable non-controlling interests (Note 13)	36	10
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized as of December 31, 2020 and December 31, 2019; 136,017,964 and 111,620,507 shares issued and outstanding as of December 31, 2020 and 2019, respectively	1	1
Accumulated other comprehensive loss (Note 15)	(66)	(86)
Additional paid-in capital	2,629	2,339
Accumulated deficit	(1,027)	(1,001)
Total shareholders’ equity	1,537	1,253
Total liabilities, mezzanine equity, and shareholders’ equity	$3,496	$3,359

See notes to consolidated and combined financial statements.

Covetrus, Inc. 2020 Form 10-K	55

COVETRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Net sales (Note 5)	$4,339	$3,976	$3,778
Cost of sales	3,541	3,227	3,094
Gross profit	798	749	684
Operating expenses:
Selling, general and administrative	867	808	547
Goodwill impairment (Note 8)	—	938	—
Operating income (loss)	(69)	(997)	137
Other income (expense):
Interest income	1	2	1
Interest expense	(47)	(56)	(3)
Other, net	91	22	8
Income (loss) before taxes and equity in earnings of affiliates	(24)	(1,029)	143
Income tax benefit (expense) (Note 16)	7	46	(37)
Equity in earnings of affiliates	—	—	1
Net income (loss)	(17)	(983)	107
Net (income) loss attributable to redeemable non-controlling interests	(2)	3	(6)
Net income (loss) attributable to Covetrus	$(19)	$(980)	$101

Earnings (loss) per share attributable to Covetrus: (Note 17)
Basic	$(0.22)	$(9.14)	$1.41
Diluted	$(0.22)	$(9.14)	$1.40
Weighted-average common shares outstanding:
Basic	118	107	71
Diluted	118	107	72

See notes to consolidated and combined financial statements.

Covetrus, Inc. 2020 Form 10-K	56

COVETRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Net income (loss)	$(17)	$(983)	$107
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	23	(3)	(43)
Unrealized gain (loss) from foreign currency hedging activities	—	—	(1)
Gain (loss) on derivative instruments	(3)	(1)	—
Pension adjustment gain	—	—	2
Total other comprehensive income (loss)	20	(4)	(42)
Comprehensive income (loss)	3	(987)	65
Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	(2)	3	(6)
Foreign currency translation (gain) loss	(2)	(1)	2
Comprehensive (income) loss attributable to redeemable non-controlling interests	(4)	2	(4)
Comprehensive income (loss) attributable to Covetrus	$(1)	$(985)	$61

See notes to consolidated and combined financial statements.

Covetrus, Inc. 2020 Form 10-K	57

COVETRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
December 30, 2017	—	$—	$(42)	$—	$—	$1,257	$1,215
Net income (loss) attributable to Covetrus	—	—	—	—	—	101	101
Cumulative impact of adopting ASC 606	—	—	—	—	—	2	2
Net increase in Former Parent investment	—	—	—	—	—	174	174
Other comprehensive income (loss)	—	—	(40)	—	—	—	(40)
December 29, 2018	—	—	(82)	—	—	1,534	1,452
Net income (loss) attributable to Covetrus (a)	—	—	—	—	(1,001)	21	(980)
Dividend to Former Parent	—	—	—	(21)	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	—	566	—	(567)	—
Issuance of shares in connection with the Acquisition (b)	39,742,089	—	—	1,772	—	—	1,772
Shares canceled (b)	(700,400)	—	—	(30)	—	—	(30)
Net increase in Former Parent investment	—	—	—	—	—	172	172
Issuance of shares in connection with share-based compensation plans	885,392	—	—	5	—	—	5
Share-based compensation	—	—	—	46	—	—	46
Deferred tax impact of acquisition of non-controlling interest	—	—	—	—	—	(7)	(7)
Other	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	(4)	—	—	—	(4)
December 31, 2019	111,620,507	1	(86)	2,339	(1,001)	—	1,253
Net income (loss) attributable to Covetrus	—	—	—	—	(19)	—	(19)
Change in fair value of redeemable securities	—	—	—	(6)	—	—	(6)
Issuance of shares in connection with share-based compensation plans	1,793,394	—	—	10	—	—	10
Share-based compensation	—	—	—	40	—	—	40
Series A preferred stock dividend	—	—	—	—	(7)	—	(7)
Conversion of Series A preferred stock	22,604,063	—	—	246	—	—	246
Other comprehensive income (loss)	—	—	20	—	—	—	20
December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$—	$1,537

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the Former Parent as it was the sole shareholder prior to February 7, 2019

(b) See Note 3 - Business Acquisitions

See notes to consolidated and combined financial statements.

Covetrus, Inc. 2020 Form 10-K	58

COVETRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Cash flows from operating activities:
Net income (loss)	$(17)	$(983)	$107
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	166	155	64
Amortization of right-of-use assets	24	21	—
Goodwill impairment	—	938	—
Operating lease right-of-use asset impairment	8	—	—
Gain on divestiture of a business	(73)	—	—
Share-based compensation expense	40	46	7
Deferred income taxes	(32)	(25)	(5)
Equity in earnings of affiliates	—	—	(1)
Amortization of debt issuance costs	6	5	—
Loss on managed exit of a business	7	—	—
Other	(10)	(10)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(68)	13	(13)
Inventories, net	106	(58)	(42)
Other assets and liabilities	(19)	(92)	(34)
Accounts payable and accrued expenses	(85)	93	75
Net cash provided by operating activities	53	103	158
Cash flows from investing activities:
Purchases of property and equipment	(58)	(39)	(22)
Payments related to equity investments and business acquisitions, net of cash acquired	(54)	(26)	(8)
Proceeds from divestiture of a business, net	103	—	—
Proceeds from sale of property and equipment	4	—	1
Net cash used for investing activities	(5)	(65)	(29)
Cash flows from financing activities:
Proceeds from revolving credit facility	190	—	—
Repayment of revolving credit facility	(190)	—	—
Proceeds from the issuance of debt	—	1,220	—
Principal payments of debt	(122)	(43)	(2)
Debt issuance and amendment costs	(5)	(24)	—
Dividend paid to Former Parent	—	(1,174)	—
Issuance of common shares in connection with share-based compensation plans	10	5	—
Net transfers from Former Parent	—	165	274
Distributions to non-controlling shareholders	—	—	(10)
Proceeds from issuance of Series A preferred stock	250	—	—
Series A preferred stock issuance costs	(6)	—	—
Series A preferred stock dividends	(6)	—	—
Acquisition payments	(17)	(9)	—
Acquisitions of non-controlling interests in subsidiaries	—	(74)	(382)
Net cash provided by (used for) financing activities	104	66	(120)
Effect of exchange rate changes on cash and cash equivalents	8	3	(2)
Net change in cash and cash equivalents	160	107	7
Cash and cash equivalents, beginning of period	130	23	16
Cash and cash equivalents, end of period	$290	$130	$23

Covetrus, Inc. 2020 Form 10-K	59

COVETRUS, INC.
CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
(In millions) (Continued)

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Supplemental disclosures of cash payments:
Interest	$40	$47	$—
Income taxes	$24	$18	$12
Amounts included in the measurement of operating lease liabilities	$27	$25	$—
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A preferred stock	$245	$—	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$56	$104	$—
Right-of-use assets obtained in exchange for new finance lease liabilities	$—	$1	$—
Deconsolidation of a subsidiary	$15	$—	$—

See notes to consolidated and combined financial statements.

Covetrus, Inc. 2020 Form 10-K	60

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
(In millions, except per share amounts)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

Covetrus, Inc. is a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

On February 7, 2019, Henry Schein completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us (the “Separation”) and distributed all the shares of our common stock that were then owned by Henry Schein to its stockholders of record as of January 17, 2019 (the “Distribution”). Also, on February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors (the “Share Sale”). The proceeds from the Share Sale were paid to us and distributed to Henry Schein. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion from loan proceeds from our newly established credit facility (see Note 9 - Long-Term Debt and Other Borrowings, Net). We then acquired Vets First Choice in an all-stock transaction (the “Acquisition”).

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

Basis of Presentation and Principles of Consolidation

We prepared the accompanying consolidated and combined financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”).

Except as otherwise specifically noted, the combined financial statements and other financial information for the fiscal year ended December 29, 2018 relate to the Animal Health Business, as this period predates the February 7, 2019 effective date of the Acquisition. This Form 10-K does not include the historical financial results of Vets First Choice for the fiscal year ended December 29, 2018 and does not include any pro forma financial statements of Covetrus.

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

The accompanying consolidated and combined financial statements include the operations of the Company as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. All significant intercompany transactions and balances are eliminated in consolidation. All intracompany transactions have been eliminated and all intercompany transactions between the Animal Health Business and Henry Schein have been eliminated in the combined financial statements as such transactions were deemed to not have occurred between us and Henry Schein. Investments in unconsolidated affiliates, which are 20% to 50% owned, or investments of less than 20% in which we could influence the operating or financial decisions, are accounted for under the equity method.

The combined financial statements include expense allocations for (i) certain corporate functions historically provided by Henry Schein, including accounting, legal, information services, planning, compliance, investor relations, administration and communication, and similar costs, (ii) employee benefits and incentives, and (iii) share-based compensation. These expenses have been allocated to the Animal Health Business based on direct usage when identifiable, with the remainder allocated on a pro rata basis of net sales, headcount, or other measures of the Animal Health Business and Henry Schein. The Animal Health Business believes the bases on which the expenses have been allocated are a reasonable reflection of the utilization of services provided to, or the benefit received by, the Animal Health Business during the periods presented. The allocations may not, however, reflect the actual expenses that the Animal Health Business would have incurred as a standalone company for the periods presented. Actual costs that may have been incurred if the Animal Health Business had been a standalone company would depend on a number of
61

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

factors, including the chosen organizational structure, what functions were outsourced or performed by employees, and strategic decisions made in areas such as information technology and infrastructure. Following the Separation, these functions have been performed using our own resources or third-party service providers. As of December 31, 2020, we exited all our transition services agreements with our Former Parent.

During the fourth quarter ended December 31, 2020, we recorded a revision to deferred tax assets associated with investment in partnerships. The revision to deferred tax assets to correct for the overstatement was $42 million. We have concluded that this adjustment was not material to any previously issued financial statements. See Note 16 - Income Taxes.

Certain immaterial prior period amounts were reclassified to conform to the current presentation.

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates. The most significant estimates include our evaluation of goodwill impairment, deferred taxes, contingencies, intangible assets acquired, fair value measurements, share-based compensation, self-insurance reserves, and supplier rebates.

Fiscal Year

During fiscal year 2018, we operated on a 52-53-week basis ending on the last Saturday of December. For fiscal year 2019, we adopted a last day of the calendar year accounting and operating cycle. We made this change on a prospective basis and did not adjust operating results for periods prior to 2019 as the results were not material. Unless otherwise indicated, year-end 2020, 2019, and 2018 refer to our fiscal years ended December 31, 2020, December 31, 2019, and December 29, 2018, respectively.

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we do the following:

•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, the entity satisfies a performance obligation

Our revenue is generated from the following major product categories:

•Supply Chain Services - primarily includes the sale of animal-health consumable products, including our own proprietary and Covetrus-branded products, small equipment, laboratory products, large equipment, equipment repair services, branded and generic pharmaceuticals, vaccines, surgical products, diagnostic tests, infection-control products, parasiticides, and vitamins and supplements to wholesale and retail customers. Our value-added practice solutions include equipment repair, inventory management, e-commerce, as well as continuing education services for practitioners.
•Software Services - includes practice management software systems for veterinary practitioners and animal-health clinics, client communication services, reminders, data backup services, and hardware sales and support.
•Prescription Management - includes the distribution of finished goods pharmacy products, specialty pharmaceutical compounding, e-commerce, shipping, manufacturer incentives, service fees, and data integration and support services.

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

Covetrus, Inc. 2020 Form 10-K	62

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Many of our contracts with customers require us to take possession of the inventory, provide the goods or services, and establish the price for the goods or services. Revenue and cost of sales from this type of contract are recognized on a gross basis. From time to time, certain contracts require us to arrange for the procurement of goods or services on behalf of our customer, but we do not purchase or take title of the product from the supplier before they are transferred to our customer. In this type of contract, we are acting as an agent, and revenue is recognized on a net basis (revenue less cost of sales is included in Net sales) (“Net Agency Revenue”), as the supplier is the primary obligor, bears the inventory and credit risk, establishes the price, determines the product specifications, and the amount is fixed. Payment terms differ by customer and jurisdiction and generally range from 30 to 60 days.

Supply Chain Services

Revenue derived from the sale of consumable products is recognized at a point in time when control transfers to the customer. Such sales typically entail high-volume, low-dollar orders shipped using third-party common carriers. We believe that the shipment date is the most appropriate point in time indicating control has transferred to the customer, because we have no post-shipment obligations, and this is when legal title and risks and rewards of ownership transfer to the customer, and we have an enforceable right to payment.

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

Software Services

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

Certain of our revenue is derived from bundled arrangements that include multiple distinct performance obligations that are accounted for separately. When we sell software products together with related services (e.g., training and technical support), we allocate revenue to software using the residual method, utilizing an estimate of our standalone selling price to estimate the fair value of the undelivered elements. Bundled arrangements that include elements that are not considered software consist primarily of equipment and the related installation service. We allocate revenue for such arrangements based on the relative selling prices of the goods or services. If an observable selling price is not available because we do not sell the goods or services separately, we use one of the following techniques to estimate the standalone selling price: (i) adjusted market approach, (ii) cost-plus approach, or (iii) the residual method. There is no specific hierarchy for the use of these methods, but the relative selling price reflects our best estimate of what the selling prices of each deliverable would be if it were sold regularly on a standalone basis, taking into consideration the cost structure of the business, technical skill required, customer location, and other market conditions.

Covetrus, Inc. 2020 Form 10-K	63

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Sales, value-add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue, and are recorded as liabilities and included in Accrued taxes. See Note 5 - Revenue from Contracts with Customers and Note 20 - Segment Data for additional disclosures.

Contract Balances

Contract balances represent amounts presented in the consolidated balance sheets when we have either transferred goods or services to the customer or the customer has paid consideration to us under the contract. These contract balances include accounts receivable, contract assets, and contract liabilities.

Accounts Receivable

The carrying amount of Accounts receivable is reduced by an allowance that reflects our best estimate of the amounts that are not expected to be collected. We estimate and reserve for our expected credit loss exposure based on our experience with past due accounts, write-off history, the aging of accounts receivable, our analysis of customer data, current economic conditions, and reasonable and supportable future forecasts. From time to time, we adjust our assumptions for anticipated changes in any of these or other factors expected to affect collectability. Accounts receivable balances are written off when it is probable that all contractual payments due will not be collected.

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. Current contract assets are included in Prepaid expenses and other and non-current contract assets are included in Investments and other within the consolidated balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses.

Contract Liabilities

Contract liabilities are comprised of advance payments and deferred revenue amounts. Contract liabilities are transferred to revenue once the performance obligation has been satisfied. Current contract liabilities are included in Other current liabilities and non-current contract liabilities are included in Other liabilities within the consolidated balance sheets. The contract liabilities primarily relate to advance payments from customers and upfront payments for service arrangements provided over time.

Cash and Cash Equivalents

We classify all highly liquid short-term instruments with an original maturity of three months or less as cash equivalents. We maintain cash depository accounts with high-quality banks throughout the world. Our cash on deposit in the U.S. may at times exceed federally insured limits. We have not incurred any related losses for the years ended December 31, 2020, December 31, 2019, and December 29, 2018.

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

We record a liability for unconditional purchase commitments with contract suppliers for quantities greater than future demand forecasts consistent with excess and obsolete inventory valuations. As of December 31, 2020 and 2019, we did not record any liability related to excess unconditional purchase commitments.

We are subject to a concentration of risk with our suppliers, as five suppliers accounted for approximately 50% of our purchases for the years ended December 31, 2020 and 2019.

Covetrus, Inc. 2020 Form 10-K	64

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Assets and Liabilities Held for Sale

Assets and liabilities are considered held for sale when certain criteria are met, including when management has committed to a plan to sell the asset, the asset is available for sale in its immediate condition, and the sale is probable within one year of the reporting date. Assets and liabilities held for sale are reported at the lower of cost or fair value less costs to sell. See Note 4 - Divestitures and Equity Method Investments.

Shipping and Handling Costs

Freight and other direct shipping costs are included in Cost of sales. Direct handling costs, which represent primarily direct compensation costs of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers, are reflected in Selling, general and administrative.

Advertising

Advertising costs are charged to operations when incurred as part of Selling, general and administrative. We receive reimbursements from certain vendors for advertising costs. Reimbursements for advertising costs are reported on a net basis within Selling, general and administrative. When reimbursements received are more than the cost of advertising, the net amount is reported within Cost of sales. Advertising expense was $17 million in 2020, $17 million in 2019, and $16 million in 2018. Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed materials, are deferred and amortized on a straight-line basis over the period that is benefited, typically one year. Deferred direct marketing expenses included in Prepaid expenses and other were not material in 2020 and 2019.

Supplier Rebates

We receive quarterly and annual performance rebates from suppliers based upon attainment of certain purchase or sales goals. Supplier rebates are included as a reduction of Cost of sales and are recognized over the period they are earned. The factors considered in estimating supplier rebate accruals include forecasted inventory purchases and sales in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed primarily under the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease terms. See Note 6 - Property and Equipment, Net.

Capitalized software costs consist of costs to purchase and develop software for internal use. Costs incurred during the application development stage for software bought and further customized by outside suppliers, software developed by a supplier for proprietary use, and costs incurred for our own personnel who are directly associated with software development are capitalized.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than enactments of changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period of the enactment date. See Note 16 - Income Taxes.

Our tax provision for fiscal years 2019 and 2018 were prepared utilizing the separate return methodology as if we had not been included in a consolidated or group income tax return with Henry Schein. Current income tax liabilities are presented based on current amounts owed for the current tax year for entities that file separate returns. Current taxes payable for entities that joined in a consolidated or group filing with Henry Schein were settled in Net Former Parent investment consistent with other intercompany obligations.

Covetrus, Inc. 2020 Form 10-K	65

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Redeemable Convertible Preferred Stock

We classified our redeemable convertible preferred stock issued on May 19, 2020 as mezzanine equity on our consolidated balance sheets as the redemption features were outside of our control. We recorded redeemable convertible preferred stock at fair value upon issuance, net of any issuance costs. Our redeemable convertible preferred stock was converted during the year ended December 31, 2020. See Note 14 - Redeemable Convertible Preferred Stock.

Redeemable Non-Controlling Interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. As a result of these redemption features, we record the non-controlling interests as redeemable and classify them as mezzanine equity on our consolidated balance sheets initially at their acquisition-date fair value. The non-controlling interests are adjusted each reporting period for income (or loss) attributable to the non-controlling interests. A measurement period adjustment, if any, is then made to adjust the non-controlling interests to the higher of redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Covetrus. See Note 13 - Redeemable Non-controlling Interests.

Share-based Compensation

Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors, which are measured at the grant date fair value. We recognize share-based compensation expense, net of estimated expected forfeitures, on a straight-line basis over the requisite service period of the award, which is included in Selling, general and administrative in our consolidated and combined statements of operations.

Foreign Currency Translation and Transactions

The financial position and results of operations of our foreign subsidiaries are determined using local currency as the functional currency. Assets and liabilities of these subsidiaries are translated at the exchange rate in effect at each year end. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in Accumulated other comprehensive loss in equity. Gains and losses resulting from foreign currency transactions are included in earnings.

Derivatives

Our global business exposes us to risks related to changes in foreign currency exchange rates and interest rates. Our financial risk management program is designed to manage the exposure arising from cash flow variability and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.

For cash flow hedges, the changes in the fair value of the derivative are recorded as a component of Accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period(s) during which the hedged transaction affects earnings. We classify the cash flows related to hedging activities in the same category on the consolidated and combined statements of cash flows as the cash flows related to the hedged item. See Note 10 - Derivatives.

Business Acquisitions

The net assets of businesses acquired are recorded at their fair value at the acquisition date and the consolidated and combined financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. The major classes of assets and liabilities that we generally allocate purchase price to, excluding goodwill, include identifiable intangible assets (e.g., trademarks and trade names, customer relationships and lists, and non-compete agreements), accounts receivable, inventory, property and equipment, deferred taxes, and other current and long-term assets and liabilities. The estimated fair value of identifiable intangible assets is based on critical estimates, judgments, and assumptions derived from analysis of market conditions, discount rate, discounted cash flows, customer retention rates, and estimated useful lives. See Note 3 - Business Acquisitions.

Covetrus, Inc. 2020 Form 10-K	66

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Goodwill

As noted in Business Acquisitions above, our Goodwill is derived when we acquire another company. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually (on October 1st) and on an interim basis whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment analysis for goodwill requires a comparison of the fair value to the carrying value of a reporting unit.

Some important factors that could trigger an interim impairment review include:

•Significant underperformance relative to expected historical or projected future operating results,
•Significant changes in the manner of the use of acquired assets or our overall business strategy (e.g., decision to divest a business),
•Sustained decline in our share price and a resulting decrease in our market capitalization, or
•Significant negative industry or economic trends.

See Note 8 - Goodwill and Other Intangibles, Net and Note 11 - Fair Value.

Long-lived Assets

Long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets.

Definite-lived intangible assets consist primarily of non-compete agreements, trademarks, patents, customer relationships, and product development. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When impairment exists, the related assets are written down to fair value. See Note 8 - Goodwill and Other Intangibles, Net.

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

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use the incremental borrowing rate which is based on similarly secured borrowings available to us at commencement date in determining the present value of future lease payments. We use the implicit rate when readily determinable. See Note 7 - Leases.

Equity Method Investments

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity method investments are included within Investments and other on our consolidated balance sheets. Our share of the earnings or losses as reported by equity method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in Equity in earnings of affiliates on our consolidated and combined statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value. See Note 4 - Divestitures and Equity Method Investments.

Covetrus, Inc. 2020 Form 10-K	67

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

Amortization of intangible assets is also included within our Cost of sales if the costs and expenses related to the specific class of intangible assets are directly linked with revenue-generating activities. We include the amortization of our product formulas within Cost of sales as these formulas are directly tied to the production of compounded products as alternatives to back-ordered solutions, patient-specific customized medications, and in-clinic use medications. Amortization expense for intangible assets that are not directly related to sales-generating activities is included in Selling, general and administrative expenses.

Loss Contingencies

We are subject to loss contingencies, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal course of our business. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to our financial statements. See Note 12 - Commitments and Contingencies.

Comprehensive Income

Comprehensive income (loss) includes certain gains and losses that, under GAAP, are excluded from net income as such amounts are recorded directly as an adjustment to equity. Comprehensive income (loss) is primarily comprised of net income, foreign currency translation gain (loss), unrealized gain (loss) from hedging activities, and pension adjustment gain (loss).

Accounting Pronouncements

•As of January 1, 2020, we adopted Accounting Standards Codification Topic 326, Credit Losses (“Topic 326”) which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including accounts receivable. Topic 326 is effective for interim and annual reporting periods beginning after December 15, 2019 and is required to be adopted using the modified retrospective basis, with a cumulative-effect adjustment to Retained earnings (Accumulated deficit) as of the beginning of the first reporting period in which the guidance of Topic 326 is effective. The adoption of Topic 326 did not have a material impact on the results of our consolidated financial statements.

•Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have difficulty understanding and simplifies the accounting for income taxes. The standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. As of January 1, 2021, we adopted this ASU and it is not expected to have a material impact on the results of our consolidated financial statements.

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (“LIBOR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our term loan and revolving line of credit bear interest on a floating rate basis at our option, which are referenced to LIBOR. The banking syndicate associated with our credit facility intends to cease using the 1 week and 2 month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. Our credit agreement will be amended accordingly.

Covetrus, Inc. 2020 Form 10-K	68

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

We believe our allowance for credit losses related to our accounts receivable is adequate as of December 31, 2020, due to the essential nature of our customers' businesses, as noted above, as well as the historic behavior of our large customer base. As the COVID-19 pandemic continues, there could be an increase in the aging of our accounts receivable, however, we do not anticipate a significant increase in defaults for such accounts receivable.

During the first quarter ended March 31, 2020, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization due to the overall macroeconomic effects of the COVID-19 pandemic. Due to this overall market decline and the uncertainty surrounding COVID-19, we concluded that a triggering event occurred and conducted an interim impairment review of our goodwill as of March 31, 2020. We tested for goodwill impairment by quantitatively comparing the fair value of our North America reporting unit (the only reporting unit currently bearing goodwill) to its carrying amount. Using the income-based approach, fair value exceeded the carrying amount as of March 31, 2020. We did not experience triggering events during the remainder of 2020. We conducted our annual goodwill impairment testing and determined that our fair value significantly exceeds our carrying value of goodwill.

We have taken the following actions to help ensure that our business has flexibility to mitigate potential effects from continued global economic pressure:

•During the quarter ended March 31, 2020, we borrowed funds under our revolving line of credit to increase our cash position and provide flexibility. In May 2020, we issued 7.50% Series A Convertible Preferred Stock (“Series A Preferred Stock”) which have since been fully converted, and we used a portion of the $244 million aggregate net proceeds to repay borrowings under our revolving line of credit. See Note 9 - Long-Term Debt and Other Borrowings, Net and Note 14 - Redeemable Convertible Preferred Stock
•We reduced our non-critical, near-term planned capital expenditures
•We negotiated for extended payment terms on certain contracts
•We managed our inventory levels in line with expected demand
•We instituted cost containment measures including temporary executive, board, and other senior-level employee compensation reductions, employee furloughs in certain European countries, certain shift eliminations, a temporary hiring freeze, discretionary spending deferrals, deferred payroll taxes as available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), and temporarily suspended our 401(k) employer match

During the second half of 2020, we returned to pre-COVID-19 compensation levels and reinstated our 401(k) employer match. We continue to monitor our business performance and take a cautious yet balanced approach in managing our expenses due to uncertainty created by the COVID-19 pandemic. Some of the measures we implement from an expense management perspective may continue as we transform our business. The temporary cost containment measures described above were beneficial to our Selling, general and administrative (“SG&A”) expenses for 2020; however, costs incurred to grow our business outpaced the decreases we experienced through containment. Absent the cost containment measures, our SG&A expenses would have increased further.

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

Covetrus, Inc. 2020 Form 10-K	69

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

3. BUSINESS ACQUISITIONS

Vets First Choice

On February 7, 2019, we acquired Vets First Choice. See Note 1 - Business Overview and Significant Accounting Policies. During the third quarter ended September 30, 2019, we recorded a measurement period adjustment, which was made to reflect the facts and circumstances in existence as of the acquisition date. This adjustment reflected a reduction to the purchase price of $30 million, offset by a corresponding decrease to goodwill. This measurement period adjustment related to the cancellation of 700,400 Covetrus shares issued to Vets First Choice shareholders that were held in escrow. During the fourth quarter ended December 31, 2019, we recorded a final measurement period adjustment of $4 million which decreased the deferred tax liability with a corresponding decrease to goodwill. The estimated consideration and fair value in the tables below have been updated to reflect this measurement period adjustment.

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

We determined the estimated fair value of the identifiable intangible assets after review and consideration of relevant information including discounted cash flow analysis, market data, and management’s estimates. We engaged an independent valuation firm to assist in determining the fair value of the acquired intangible assets. The value attributed to the other identifiable intangible assets included $20 million in trademarks and trade names, $50 million in product formulas, $125 million in customer relationships, and $350 million in developed technologies. The useful lives of trademarks and trade names is 5 years, product formulas is 11 years, customer relationships is 11 years, and developed technologies is 5 years. These intangible assets are being amortized over a weighted-average period of seven years.

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

Covetrus, Inc. 2020 Form 10-K	70

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

The information presented below has been prepared for comparative purposes only and does not purport to be indicative of either future results of operations or the results of operations that would have occurred had the Acquisition been consummated on December 31, 2017:

	Years Ended
	December 31, 2019	December 29, 2018
Net sales	$4,000	$3,981
Goodwill impairment	$938	$—
Net income (loss)	$(983)	$(63)
Net income (loss) attributable to Covetrus	$(980)	$(63)

Veterinary Study Groups

On October 7, 2020, we acquired an 80% interest in Veterinary Study Groups, Inc., which manages a family of more than 50 Veterinary Management Groups in the United States and Canada. The goodwill from this transaction is not deductible for tax purposes. The results of operations have been included in our North American segment since the acquisition date. This transaction is not a material business combination. The acquisition expenses incurred were not material. See Note 8 - Goodwill and Other Intangibles, Net and Note 13 - Redeemable Non-controlling Interests.

Other

We completed certain other acquisitions during the year ended December 31, 2020 which were immaterial to our consolidated financial statements individually or in the aggregate.

4. DIVESTITURES AND EQUITY METHOD INVESTMENTS

Divestitures

On April 1, 2020, we completed the divestiture of our scil animal-care business (“scil”) to Heska Corporation for $110 million pursuant to an amended purchase agreement. During the year ended December 31, 2020, we recorded a pre-tax gain of $73 million included in Other, net in our consolidated and combined statements of operations which reflects a $1 million foreign exchange adjustment for the finalization of the purchase price. It was primarily included within our Europe segment.

During the third quarter of 2020, we announced a managed exit of the operations of our French distribution business specializing in medicines, pet food, equipment, and services for veterinary clinics. We accrued $6 million in severance costs based on French statutory requirements and $1 million of other costs associated with this decision. We ceased operations as of December 31, 2020, including the sale of certain assets.

Equity Method Investments

On April 30, 2020, we completed the previously announced combination of our subsidiary, Spain Animal Health Solutions S.L.U. (“SAHS”), with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We contributed SAHS by means of a contribution in kind of all the shares of SAHS in exchange for the transfer of shares from shareholders of Distrivet, S.A. (“Distrivet Shareholders”). In addition, at closing, we made a payment of $11 million and we are obligated to make an additional payment of approximately $13 million on the one-year anniversary. As a result of these transactions, we now own 50.01% of the new company, called Distrivet, a Covetrus company (“Distrivet”).

Based on Distrivet's governance structure, we do not have power over key financial and operating decisions that are made in the ordinary course of business. Accordingly, our investment in Distrivet is accounted for under the equity method and Distrivet is considered a related party. See Note 19 - Related-Party Transactions.

Covetrus, Inc. 2020 Form 10-K	71

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The Investment and Shareholders Agreement of Distrivet, S.A. (“Agreement”) executed on January 13, 2020, contains put and call options on the shares owned by the Distrivet Shareholders, representing up to 49.99%, that are exercisable at fair market value based on floor and ceiling prices tied to Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) multiples as specified in the Agreement. See Note 11 - Fair Value.

During the second quarter of 2020, we deconsolidated SAHS, remeasured our retained investment initially at a fair value of $45 million, which was included in Investments and other in our consolidated balance sheets, and recognized a gain of $1 million, which was included in Other, net in our consolidated and combined statements of operations. The fair value was measured using third-party valuation models and was determined using both the market approach and income approach, which includes discounted expected cash flows. As of December 31, 2020, the carrying amount of our investment in Distrivet was $50 million which was included in Investments and other in our consolidated balance sheets.

5. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below presents our revenue disaggregated by major product category and reportable segment:

	Year Ended December 31, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,969	$78	$406	$(76)	$2,377
Europe	1,574	10	—	(13)	1,571
APAC & Emerging Markets	394	8	—	—	402
Eliminations	(11)	—	—	—	(11)
Total Net sales	$3,926	$96	$406	$(89)	$4,339

	Year Ended December 31, 2019
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,816	$82	$246	$(33)	$2,111
Europe	1,513	10	—	(14)	1,509
APAC & Emerging Markets	361	7	—	—	368
Eliminations	(12)	—	—	—	(12)
Total Net sales	$3,678	$99	$246	$(47)	$3,976

	Year Ended December 29, 2018
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,858	$83	$—	$(2)	$1,939
Europe	1,462	11	—	(10)	1,463
APAC & Emerging Markets	380	7	—	—	387
Eliminations	(11)	—	—	—	(11)
Total Net sales	$3,689	$101	$—	$(12)	$3,778

Covetrus, Inc. 2020 Form 10-K	72

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Contract Balances

The following table presents information about our receivables and contract liabilities from contracts with customers:

	Balance Sheet Location	December 31, 2020	December 31, 2019
Accounts receivable:
Accounts receivable, net	Accounts receivable, net	$507	$426
Contract liabilities:
Deferred revenue, current	Other current liabilities	$22	$37

For the years ended December 31, 2020 and 2019, our contract assets and long-term contract liabilities were determined to be immaterial. For the year ended December 31, 2020, deferred revenue recognized from performance obligations completed this period approximates the balance outstanding as of December 31, 2019.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2020 were not material.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of:

	Estimated Useful Life	December 31, 2020	December 31, 2019
Land	N/A	$1	$1
Buildings and permanent improvements	10-40 years	10	9
Leasehold improvements	Lesser of the useful life or lease terms	21	20
Machinery and warehouse equipment	2-12 years	45	44
Furniture, fixtures, and other	2-10 years	46	36
Computer equipment and software	2-10 years	76	57
Capital in progress		23	10
Total property and equipment, gross		222	177
Less: accumulated depreciation and amortization		(106)	(84)
Total Property and equipment, net		$116	$93

The following table sets forth our depreciation and amortization expense related to property and equipment:

	Years Ended
Location	2020	2019	2018
Cost of sales	$1	$3	$2
Selling, general and administrative	30	25	13
Total depreciation and amortization expense	$31	$28	$15

7. LEASES

We have office space, warehouse facilities, vehicles, and equipment under non-cancelable operating leases with third parties. The leases have remaining lease terms of 1 to 14 years.

Rent expense charged to operations under operating leases during the years ended December 31, 2020 and 2019 was $30 million and $25 million, respectively. Common Area Maintenance and taxes for the years ended December 31, 2020 and 2019 was $3 million and $2 million, respectively. Short-term lease expense and variable rent expense for the years ended December 31, 2020 and 2019 were not material. Rent expense, under ASC 840, was $20 million for the year ended December 29, 2018.

Covetrus, Inc. 2020 Form 10-K	73

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The following table presents the lease balances within the consolidated balance sheets and other supplemental information related to our leases as of:

	December 31, 2020	December 31, 2019
Operating Leases:
Operating lease right-of-use assets, net	$117	$84

Accrued expenses, other	$22	$19
Other liabilities	107	67
Total operating lease liabilities	$129	$86

Finance Leases:
Property and equipment, net	$1	$2

Current maturities of long-term debt and other borrowings	$1	$1
Total finance lease liabilities	$1	$1

Weighted-average remaining lease term:
Operating leases	8.1 years	6.8 years
Finance leases	2.5 years	2.4 years
Weighted-average discount rate:
Operating leases	3.5%	3.5%
Finance leases	3.8%	8.1%

The following table presents the maturities of our lease liabilities as of December 31, 2020:

	Operating Leases	Finance Leases
2021	$26	$1
2022	21	—
2023	18	—
2024	15	—
2025	12	—
Thereafter	57	—
Total minimum lease payments	149	1
Less: amount representing interest	(20)	—
Present value of net minimum lease payments	129	1
Less: current portion of lease obligations	(22)	(1)
Long-term lease obligations	$107	$—

As of December 31, 2020, we had additional operating leases that have not yet commenced which included the following:

Description	Commencing	Lease Term	Total Future Lease Payments
Compounding pharmacy	Expected 2021	20 years	$28
New corporate headquarters	Expected 2021	20 years	78
Total			$106

8. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

Covetrus, Inc. 2020 Form 10-K	74

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

During the first quarter of 2019, in connection with the Separation, Distribution, and Acquisition, we made changes to our organizational and reporting structure. With these changes, we revised our reportable segments and goodwill was reallocated to the new reporting segments. See Note 20 - Segment Data.

In August 2019, we released our results for the three and six months ended June 30, 2019 which failed to meet expectations and included a downward revision to our previously provided full-year guidance for the year ended December 31, 2019. We experienced a sustained decline in our share price and a resulting decrease in our market capitalization. These events triggered an interim impairment review as of August 31, 2019. Based on our analysis, we determined that the carrying value of our reporting units exceeded their fair value and recorded an impairment charge. See Note 11 - Fair Value for further information.

The changes in the Goodwill balances by segment for the years ended December 31, 2020 and December 31, 2019 were as follows:

	North America	Europe	APAC & Emerging Markets	Total
Balance at December 29, 2018 (a)	$529	$172	$49	$750
Foreign currency translation	—	(8)	(1)	(9)
Goodwill additions	1,280	57	16	1,353
Goodwill impairment	(653)	(221)	(64)	(938)
Divestitures and related adjustments (b)	(2)	—	—	(2)
Balance at December 31, 2019	1,154	—	—	1,154
Goodwill additions (c)	33	—	—	33
Balance at December 31, 2020	$1,187	$—	$—	$1,187
(a) Recast to conform to 2019 presentation
(b) Attributable to scil; see Note 4 - Divestitures and Equity Method Investments
(c) See Note 3 - Business Acquisitions

	North America	Europe	APAC & Emerging Markets	Total
Accumulated impairment as of December 31, 2019	$(653)	$(221)	$(64)	$(938)
Accumulated impairment as of December 31, 2020	$(653)	$(221)	$(64)	$(938)

Other Intangibles, Net

We periodically review our long-lived assets for indications of impairment to determine if the carrying value is recoverable and exceeds fair value. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of undiscounted cash flows expected as a result from use and eventual disposition of the asset.

Definite-lived intangible assets consisted of the following as of:

	December 31, 2020
	Cost (a)	Accumulated Amortization	Net
Customer relationships	$526	$(265)	$261
Trademarks	64	(33)	31
Patents	30	(28)	2
Product development	403	(143)	260
Non-compete agreements	2	(1)	1
Total Other intangibles	$1,025	$(470)	$555

(a) Includes $45 million primarily related to customer relationships; see Note 3 - Business Acquisitions

Covetrus, Inc. 2020 Form 10-K	75

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

	December 31, 2019
	Cost	Accumulated Amortization	Net
Customer relationships	$503	$(234)	$269
Trademarks	60	(28)	32
Patents	30	(24)	6
Product development	406	(71)	335
Non-compete agreements	2	(1)	1
Total Other intangibles	$1,001	$(358)	$643

Other intangible assets were established through business acquisitions. We amortize intangible assets on a straight-line basis over their estimated useful lives.

The table below sets forth amortization of intangible assets:

	Years Ended
Location	2020	2019	2018
Cost of sales	$5	$4	$—
Selling, general and administrative	130	123	49
Total amortization	$135	$127	$49

The estimated future amortization of intangible assets as of December 31, 2020 is as follows:

2021	$131
2022	128
2023	114
2024	59
2025	22
Thereafter	101
Total	$555

9. LONG-TERM DEBT AND OTHER BORROWINGS, NET

Long-term debt and other borrowings, net consisted of the following as of:

	Commencement Date	Maturity Date	Rate as of December 31, 2020	December 31, 2020	December 31, 2019
Revolving line of credit	February 2019	February 2024	—%	$—	$—
Term loan payable in quarterly installments of $15 million began March 31, 2020	February 2019	February 2024	2.6%	1,080	1,200
Loan payable with balloon payment due at maturity	February 2019	March 2023	4.0%	6	6
Finance lease obligations				1	1
Total				1,087	1,207
Less: current maturities				(1)	(62)
Total Long-term debt and other borrowings				$1,086	$1,145
Less: unamortized debt discount				(18)	(20)
Total Long-term debt and other borrowings, net				$1,068	$1,125

Covetrus, Inc. 2020 Form 10-K	76

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a five-year term (the “Credit Facility”) primarily to pay a dividend to Henry Schein, as well as provide funding for working capital and general corporate purposes. The Credit Facility is comprised of the following:

	Total Amount	Amount Available as of December 31, 2020
Term loan	$1,200	$—
Revolving line of credit (a)	300	299
Total Credit Facility (b)	$1,500	$299

(a) Letters of credit reduce our borrowing capacity under the revolving line of credit. At December 31, 2020, we had $1 million for letters of credit outstanding against the total $35 million sub-limit available

(b) We paid $28 million of debt issuance costs related to the Credit Facilities which we deferred and amortize on an effective yield basis to interest expense

In February 2020, the Credit Facility was amended, and the revised terms are reflected below.

The term loan and revolving line of credit bear interest on a floating rate basis at our option, according to a leverage-based pricing grid and incur fees as follows:

•LIBOR (ranging from one month to 12 months) subject to a floor of 0.00%
◦plus, an applicable margin ranging from 1.25% to 2.50% annually based on our leverage ratio at the end of the prior quarter.
•Alternative base rate determined as 1.00% plus the highest of the Prime Rate, Federal Funds Rate plus 0.50%, or one month LIBOR
◦plus, an applicable margin ranging from 0.25% to 1.50% annually based on our leverage ratio at the end of the prior quarter.
•Unused capacity under the revolving line of credit loan incurs a fee ranging from 0.175% to 0.400% per annum based on our leverage ratio at the end of the prior quarter.
•Additionally, customary letter of credit fees, as well as fronting fees, are incurred for letters of credit outstanding.

The applicable margins on LIBOR and alternative base rate borrowings fluctuated over the course of 2020. As of December 31, 2020, the applicable margins on LIBOR and alternative base rate borrowings were 1.75% and 0.75%, respectively, for both the term loan and revolving line of credit. The commitment fee for the revolving line of credit as of December 31, 2020 was 0.25%.

Starting March 31, 2020, the term loan began amortizing in quarterly installments equal to 5.00% per annum of the initial borrowed amount and requires full payment at maturity of all remaining amounts owed. No amortizing payments are required for the revolving line of credit, however all amounts owed are due at maturity. We have the option to prepay both the term loan and revolving line of credit without penalty, subject to certain conditions. If the aggregate balance of loans outstanding exceeds the lender's commitments made to the revolving line of credit at any time, then the amount of such excess is required to be repaid. Mandatory prepayments of the term loan are required in an amount equal to the net cash proceeds of, subject to specific conditions, (i) certain assets sales, (ii) certain debt offerings, and (iii) certain insurance recovery and condemnation events.

Additionally, the Credit Facility limits or restricts our ability, subject to certain exceptions, to:

•Incur additional indebtedness
•Make dividends and other restricted payments
•Incur additional liens
•Consolidate, merge, sell, or otherwise dispose of all or substantially all assets
•Make investments
•Transfer or sell assets
•Enter into restrictive agreements
•Change the nature of the business
•Enter certain transactions with affiliates

Covetrus, Inc. 2020 Form 10-K	77

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

On April 10, 2020, we used $45 million in net cash proceeds from the sale of scil (see Note 4 - Divestitures and Equity Method Investments) to prepay our remaining quarterly principal amortization term loan payments for 2020. On December 31, 2020, we prepaid $60 million of scheduled term loan amortization payments for 2021. Following this prepayment, the next quarterly principal amortization term loan payment of $15 million is due on March 31, 2022.

Starting April 1, 2019, we were required to maintain a net interest coverage ratio of greater than 3.00x at the end of each quarter and a leverage ratio of less than 5.50x, which latter financial covenant was to begin stepping down with the quarter ended June 30, 2020.

We amended our Credit Facility primarily to delay the step down of our leverage ratio covenant from 5.50x to 5.00x until our second quarter ending June 30, 2021. The leverage ratio covenant steps down to 4.50x for the quarter ending December 31, 2021 and then to 3.75x for the quarter ending June 30, 2022 and thereafter.

We continuously monitor our compliance with the terms and conditions of our Credit Facility and take such actions as are necessary to attain and ensure compliance. We were in compliance with all financial covenants as of and for the year ended December 31, 2020.

The Credit Facility is guaranteed by Covetrus, the subsidiary borrower, and its subsidiary guarantors. We have pledged substantially all tangible and intangible assets, as well as our ownership interests in certain subsidiary companies, in support of the Credit Facility.

The following table presents the maturities of our Long-term debt and other borrowings, net as of December 31, 2020:

	Credit Facility	Other Debt	Total Repayments
2021	$—	$1	$1
2022	60	—	60
2023	60	6	66
2024	960	—	960
Total debt maturities	1,080	7	1,087
Less: current maturities	—	(1)	(1)
Less: unamortized debt issuance costs	(18)	—	(18)
Long-term maturities	$1,062	$6	$1,068

10. DERIVATIVES

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.

In July and August 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts adjust the amount of our total debt that is subject to variable interest rates by effectively fixing the borrowing rates on a portion of our floating rate debt discussed in Note 9 - Long-Term Debt and Other Borrowings, Net.

Our interest rate swap agreements exchange payment streams based on the notional principal amount. These agreements fix our future interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount. The base notional for these agreements matures on July 31, 2021. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows we pay on our variable rate borrowings.

Covetrus, Inc. 2020 Form 10-K	78

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swap contracts	Other liabilities	$5	$1

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we perform a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. Derivative gains and losses are initially reported as a component of Other comprehensive (loss) income and subsequently recorded in the consolidated statement of operations when the hedged transaction was recognized in earnings.

The effect of cash flow hedges on our consolidated and combined statements of operations was as follows:

		Years Ended December 31,
Cash Flow Hedging Instruments	Location	2020	2019
Interest rate swap contracts	Interest (income) expense	$5	$1

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $5 million.

11. FAIR VALUE

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

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a nonrecurring basis, and certain financial assets and liabilities that are not measured at fair value in our consolidated balance sheets, but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

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

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

Assets	Level	December 31, 2020	December 31, 2019
Distrivet call option (a)	3	$2	$—
Total assets		$2	$—
(a) At investment date fair value, the Distrivet call option had a fair value of $0 million

Liabilities	Level	December 31, 2020	December 31, 2019
Interest rate swap contracts	2	$5	$1
Distrivet put option (a)	3	1	—
Total liabilities		$6	$1
(a) At investment date fair value, the Distrivet put option had a value of $5 million

Covetrus, Inc. 2020 Form 10-K	79

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

Interest Rate Swap Contracts

Our derivatives at December 31, 2020 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange. The fair values of our swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. See Note 10 - Derivatives.

Distrivet Options

The Distrivet options fair value were derived from a Monte Carlo simulation methodology. The significant unobservable inputs utilized in this Level 3 fair value measurement includes the enterprise value of Distrivet ($156 million), volatility (30%), and cost of capital (15%). We regularly evaluate each of the assumptions used in establishing the asset and liability. Significant changes in assumptions could result in significantly lower or higher fair value measurements. See Note 4 - Divestitures and Equity Method Investments.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangible assets, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. At August 31, 2019, assets measured at fair value on a nonrecurring basis consisted of Goodwill. The fair value measurement of goodwill was measured using both the market approach and income approach, which includes discounted expected cash flows. As the discounted cash flows include unobservable inputs that were significant to the fair value measurement, the fair value was classified as a Level 3 measurement within the fair value hierarchy. See Note 8 - Goodwill and Other Intangibles, Net.

At September 30, 2020, we recorded an operating lease right-of-use asset impairment of $8 million included in Selling, general and administrative in our consolidated and combined statements of operations in our North American segment as this asset group was not recoverable based on COVID-19's effect on the subleasing market as well as other asset group specific factors. The fair value of the operating lease right-of-use asset was $8 million, determined using the discounted expected cash flow. The significant unobservable inputs utilized in this Level 3 fair value measurement included market rent assumptions and discount rate.

Assets and Liabilities that are not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the consolidated balance sheets for Cash and cash equivalents, Accounts receivable, net, Other receivables, Accounts payable, and Accrued expenses approximate their fair value due to the short maturity of those instruments.

Long-Term Debt

Our Long-term debt is classified as a Level 2 instrument. The carrying amount of the term loan approximates fair value given the underlying interest rate applied to such amounts outstanding is currently reset to the prevailing monthly market rate. See Note 9 - Long-Term Debt and Other Borrowings, Net.

12. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. Legal fees are expensed as incurred. No material accrued loss contingencies were recorded as of December 31, 2020.

Covetrus, Inc. 2020 Form 10-K	80

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

The following table presents the remaining unconditional purchase obligations as of December 31, 2020:

Year	Amount
2021	$8
2022	8
2023	7
2024	7
2025	6
Total	$36

We paid $8 million in 2020, $9 million in 2019, and $9 million in 2018 for products purchased under this exclusive arrangement. Our forecasted sales for products under this exclusive supply arrangement exceed our purchase obligations.
In 2019, we engaged a third-party for a three-year period ending December 31, 2022. The fixed portion of the contract is capped at $14 million while the variable portion of the contract is capped at $39 million over the term of the engagement. We consider the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $10 million until mid-May 2020, $12 million until mid-November 2020, and $14 million thereafter, plus any variable performance fees through termination. During 2019, we incurred $2 million in fixed fees. In 2020, we incurred $16 million in variable fees and $4 million in fixed fees under this arrangement, leaving a remaining potential commitment of $31 million.

Covetrus, Inc. 2020 Form 10-K	81

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

13. REDEEMABLE NON-CONTROLLING INTERESTS

The following table presents the components of change and balances of Redeemable non-controlling interests within the consolidated and combined balance sheets as of:

	December 31, 2020	December 31, 2019	December 29, 2018
Balance at beginning of period	$10	$92	$368
Decrease due to redemptions	(4)	(74)	(383)
Increase due to business acquisitions (a)	24	—	6
Net income (loss) attributable to redeemable non-controlling interests	2	(3)	6
Dividends paid	—	—	(10)
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	(2)	1	(2)
Change to redemption value	6	(6)	107
Balance at end of period	$36	$10	$92

(a) See Note 3 - Business Acquisitions

14. REDEEMABLE CONVERTIBLE PREFERRED STOCK

On May 19, 2020, we issued 250,000 shares of our 7.50% Series A Preferred Stock, with a par value of $0.01 per share, for an aggregate purchase price of $250 million, or $1,000 per share, pursuant to an Investment Agreement (the “Investment Agreement”) with CD&R VFC Holdings, L.P. (the “Purchaser”), an affiliate of Clayton, Dubilier & Rice, LLC (“CD&R”), dated April 30, 2020. We received net proceeds of $244 million after issuance costs and used the proceeds to provide additional short-term liquidity and support general corporate purposes.

Our right to elect a conversion was triggered on September 4, 2020, when the closing share price of our common stock was $22.29 , which marked the twentieth trading day in a period of thirty consecutive trading days that our volume weighted-average stock price closed above $22.20 (which was equal to 200% of the conversion price for the Series A Preferred Stock of $11.10 in effect at that time). On September 9, 2020, we converted a portion of our Series A Preferred Stock to 14.4 million shares of common stock in accordance with the terms of the Investment Agreement. On November 18, 2020, we converted the remaining 90,632 shares of our Series A Preferred Stock into 8.2 million shares of common stock.

Under the terms of the Investment Agreement, the Purchaser appointed two designees to our Board of Directors (see Note 19 - Related-Party Transactions).

15. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes certain gains and losses that are excluded from Net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity.

Covetrus, Inc. 2020 Form 10-K	82

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

	Derivative Gain (Loss)	Gain (Loss) on Pension Adjustment	Foreign Currency Translation Gain (Loss)	Unrealized Gain (Loss) from Foreign Currency Hedging	Total
Balance as of December 30, 2017	$—	$(2)	$(41)	$1	$(42)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	—	2	(41)	(1)	(40)
Period change	—	2	(41)	(1)	(40)
Balance as of December 29, 2018	—	—	(82)	—	(82)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	(1)	—	(4)	—	(5)
Reclassified from Accumulated other comprehensive loss to earnings	1	—	—	—	1
Period change	—	—	(4)	—	(4)
Balance as of December 31, 2019	—	—	(86)	—	(86)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	(8)	—	21	—	13
Reclassified from Accumulated other comprehensive loss to earnings	5	—	2	—	7
Period change	(3)	—	23	—	20
Balance as of December 31, 2020	$(3)	$—	$(63)	$—	$(66)

We recognized foreign currency translation gains (losses) as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. The consolidated and combined financial statements are denominated in the U.S. dollar currency. Fluctuations in the value of foreign currencies as compared to the U.S. dollar may have a significant impact on our comprehensive income (loss).

The tax effect on accumulated unrealized losses on derivative instruments, unrealized pension adjustment gains, and gains recognized on derivative instruments was immaterial for all years presented. See Note 10 - Derivatives.

16. INCOME TAXES

Income (loss) before taxes and equity in earnings of affiliates were as follows:

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Domestic	$(164)	$(809)	$59
Foreign	140	(220)	84
Total income (loss) before taxes and equity in earnings of affiliates	$(24)	$(1,029)	$143

Covetrus, Inc. 2020 Form 10-K	83

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The provisions for income taxes were as follows:

	Years Ended
	December 31, 2020	December 31, 2019 (as revised)	December 29, 2018
Current income tax (benefit) expense:
U.S. federal	$1	$—	$13
State and local	2	2	4
Foreign	22	16	25
Total current income tax (benefit) expense	25	18	42
Deferred income tax (benefit) expense:
U.S. federal	(25)	(46)	—
State and local	(1)	(10)	—
Foreign	(6)	(8)	(5)
Total deferred income tax (benefit) expense:	(32)	(64)	(5)
Total income tax (benefit) expense	$(7)	$(46)	$37

Significant components of our deferred tax assets and liabilities were as follows:

	Years Ended
	December 31, 2020	December 31, 2019 (as revised)
Deferred income tax assets:
Investment in partnerships	$—	$54
Net operating losses and other carryforwards	41	38
Share-based compensation	6	7
Lease asset	20	6
Other assets	17	6
Total deferred income tax assets	84	111
Valuation allowance for deferred tax assets	(11)	(10)
Net deferred income tax assets	73	101
Deferred income tax liabilities:
Intangibles amortization	(74)	(125)
Other liabilities	(18)	(6)
Total deferred income tax liabilities	(92)	(131)
Net deferred income tax assets (liabilities)	$(19)	$(30)

The deferred income tax assets (liabilities) are classified in the consolidated balance sheets as follows:

	December 31, 2020	December 31, 2019 (as revised)
Non-current deferred income tax assets, net (a)	$9	$18
Non-current deferred income tax liabilities, net	(28)	(48)
Non-current deferred income tax assets (liabilities)	$(19)	$(30)

(a) Included in Investments and other

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assessment of the amount of value assigned to the deferred tax assets under the applicable accounting rules is judgmental. We are required to consider all available positive and negative evidence in evaluating the likelihood that we will be able to realize the benefit of our deferred tax assets in the future. Such evidence includes scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies, and the results of recent operations. Since this evaluation requires consideration of events that may occur some years into the future, there is an element of judgment involved. Realization of our deferred tax assets is dependent on generating sufficient taxable income in future periods.

Covetrus, Inc. 2020 Form 10-K	84

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The valuation allowance was $11 million as of December 31, 2020 and $10 million as of December 31, 2019. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. The change in valuation allowance for the year ended December 31, 2020 was $1 million and was attributable primarily to an increase related to the uncertainty regarding the realization of future tax benefit in certain foreign jurisdictions and a decrease of a portion of the valuation allowance recorded against U.S. deferred tax assets.

During the fourth quarter of 2020, in conjunction with our efforts to remediate our income tax material weakness in accounting for income taxes, management identified an error in the calculation of the deferred tax asset related to investments in partnerships. Specifically, as of December 30, 2017 our deferred tax asset was overstated by $42 million. In addition, as a result of the overstatement of this deferred tax asset, our valuation allowance established during the year ended December 31, 2019 was overstated. The errors were not material to any individual prior year; however, the correction of these errors would have been material to the 2020 financial statements. We have revised ending net Former Parent investment and deferred taxes as of December 30, 2017, and have revised our financial statements as of and for the years ended December 29, 2018 and December 31, 2019 from the amounts previously reported.

	As of December 31, 2018
	Previously Reported	Revision	As Revised
Net Parent investment	$1,576	$(42)	$1,534
Total shareholders’ equity	1,494	(42)	1,452

	As of December 31, 2019
Consolidated Balance Sheet	Previously Reported	Revision	As Revised
Non-current deferred income tax assets, net (a)	$20	$(2)	$18
Total assets	3,361	(2)	3,359
Deferred income taxes	47	1	48
Total liabilities	2,095	1	2,096
Additional paid in capital	2,381	(42)	2,339
Accumulated deficit	(1,040)	39	(1,001)
Total shareholders’ equity	1,256	(3)	1,253
Total liabilities, redeemable non-controlling interests, and shareholders’ equity	$3,361	$(2)	$3,359

(a) Included in Investments and other
	Year Ended December 31, 2019
Consolidated Statement of Operations	Previously Reported	Revision	As Revised
Income tax benefit (expense)	$7	$39	$46
Net income (loss)	(1,022)	39	(983)
Net income (loss) attributable to Covetrus	$(1,019)	$39	$(980)
Earnings (Loss) per share attributable to Covetrus:
Basic	$(9.50)	$0.36	$(9.14)
Diluted	$(9.50)	$0.36	$(9.14)

At December 31, 2020, we had the following tax loss and tax credit carryforwards available to offset taxable income in prior and future years:

Covetrus, Inc. 2020 Form 10-K	85

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

	Amount	Expiration Period
U.S. federal tax loss carryforwards	$20	2030 - unlimited
U.S. federal and state interest carryforwards	8	unlimited
U.S. federal other credit carryforwards	2	2030-2040
U.S. state tax loss carryforwards	4	2021 - unlimited
Non-U.S. tax loss carryforwards	7	2021 - unlimited
Total tax loss and tax credit carryforwards	$41

The U.S. state tax loss carryforwards were incurred in various jurisdictions. The non-U.S. tax loss carryforwards were incurred in various jurisdictions, predominantly in France, Germany, Poland and Sweden.

The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate due to the following:

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Income tax provision at federal statutory rate	21.0%	21%	21.0%
Transition tax on deemed repatriation of foreign earnings	—	—	2.8
Pass through non-controlling interest	—	—	(2.1)
State income tax provision, net of federal income tax effect	(3.7)	0.9	1.4
Foreign income tax (benefit) provision	15.7	0.3	1.4
Tax on GILTI	(42.6)	(0.9)	1.4
Excess tax benefits related to share-based compensation	(28.4)	(0.5)	(0.7)
Revaluation of deferred tax assets and liabilities	—	(0.9)	—
Valuation allowance impacts	(2.2)	(0.5)	—
Goodwill impairment	—	(14.4)	—
Non-deductible expenses	(29.3)	(0.6)	—
Reverse Book Gain/(Loss) on Foreign Sales	69.2	0.3	—
Return to Provision	12.1	—	—
Impact of Partnership Inside/Outside Basis Conversion	7.5	—	—
Impact of Uncertain Tax Positions	2.2	0.1	—
Credits	6.6	—	—
Other	0.8	(0.3)	0.7
Effective tax rate	28.9%	4.5%	25.9%

We file U.S. federal and various state and local income tax returns as well as income tax returns in 25 foreign jurisdictions. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The tax years subject to examination by major tax jurisdictions include the years 2017 and forward by the U.S. Internal Revenue Service, the years 2016 and forward for certain state and local jurisdictions, and the years 2011 and forward for certain foreign jurisdictions.

The U.S. Tax Cuts and Jobs Act of 2017 (“Tax Act”) is comprehensive tax legislation that implemented complex changes to the U.S. tax code and also moved from a global tax regime to a modified territorial regime which required U.S. companies to pay a mandatory one-time transition tax on historical offshore earnings that have not been repatriated to the U.S., provisions for Global Intangible Low-Taxed Income (“GILTI”), a beneficial tax rate on Foreign-derived intangible income (“FDII”), Base Erosion & Anti-Abuse Tax (“BEAT”) that imposes tax on certain foreign related-party payments, and interest limitation. We became subject to the GILTI, FDII, BEAT and interest limitation provisions effective January 1, 2018.

We elected to recognize the tax on GILTI as a period expense in the period the tax is incurred and estimated the impact of each provision of the Tax Act on the effective tax and recorded tax expense for the GILTI provision of $10 million and an interest limitation of $2 million for the year ended December 31, 2020. We recorded a tax expense for the GILTI provision of $10 million for the year ended December 31, 2019. We have concluded that the BEAT and FDII provisions of the Tax Act will not apply to or

Covetrus, Inc. 2020 Form 10-K	86

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

will not have a material impact on our consolidated and combined financial statements, therefore, we have not recorded an estimate for these items in the effective tax rate for the years ended December 31, 2020 and 2019.

For the year ended December 29, 2018, we recorded $4 million additional expense for the one-time transition tax. The change was a result of additional analysis, changes in interpretation and assumptions, as well as additional regulatory guidance that was issued. As of December 29, 2018, we completed our analysis of the impact of the Tax Act in accordance with SAB 118 and the amounts are final.

Due to the one-time transition tax and the imposition of the GILTI provisions, all previously unremitted earnings will no longer be subject to U.S. federal income tax, however, there could be U.S. state and foreign withholding taxes upon distribution of such unremitted earnings.

We previously considered the earnings in all of our foreign subsidiaries as indefinitely reinvested. Accordingly, we had not recorded deferred income taxes with respect to such earnings. However, in consideration of recent changes in our business and emerging funding needs, we determined effective as of the fourth quarter ending December 31, 2020 that certain unremitted earnings of approximately $135 million existing in the Company’s foreign subsidiaries located in various jurisdictions are no longer indefinitely reinvested. As a result of the U.S. Tax Act, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, we determined that the deferred tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions would be $2 million.

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

The following table provides a reconciliation of unrecognized tax benefits which are included in Other liabilities within the balance sheets:

	Years Ended
	December 31, 2020	December 31, 2019	December 29, 2018
Balance at beginning of period	$4	$6	$8
Additions based on prior year tax positions	(1)	—	2
Reductions from lapse in statutes of limitations	—	(2)	(4)
Balance at end of period	$3	$4	$6

The amount of unrecognized tax benefits that would affect the effective tax rate if recognized during the year ended December 31, 2020 would be $3 million. We believe that it is reasonably possible that a decrease of up to $0.3 million in unrecognized tax benefits related to foreign tax exposures may be necessary in the coming year due to lapses of statute of limitations.

We recognize interest and penalties related to unrecognized tax benefits as components of Income tax (benefit) expense in the statements of operations and accrued $0.1 million in 2020 and $2 million in 2019.

17. EARNINGS (LOSS) PER SHARE

Basic earnings per common share (“EPS”) is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, performance stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan, and shares issuable under our Employee Stock Purchase Plan are included in the diluted EPS calculation to the extent they are dilutive.

Covetrus, Inc. 2020 Form 10-K	87

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

On February 7, 2019, Henry Schein distributed approximately 71 million shares of Covetrus common stock to its shareholders. The computation of EPS for periods prior to the Separation was performed using the shares distributed by Henry Schein on February 7, 2019. The weighted-average number of shares outstanding for diluted EPS for the periods prior to the Separation also includes approximately 1 million of diluted common share equivalents for restricted stock and restricted stock units as these share-based awards were previously issued by Henry Schein, outstanding at the time of the Separation, and were assumed by Covetrus following the Separation.

During 2020, we issued 7.50% Series A Preferred Stock and subsequently converted them to common shares. See Note 14 - Redeemable Convertible Preferred Stock. Following the conversion, the additional shares were included in weighted-average common shares outstanding.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net (loss) earnings per share:

	December 31, 2020	December 31, 2019 (b)	December 29, 2018
Numerator:
Net income (loss) attributable to Covetrus	$(19)	$(980)	$101

Adjustment for:
Dividends declared on Series A preferred stock	(7)	—	—
Income (loss) available to common shareholders	$(26)	$(980)	$101

Denominator:
Basic
Weighted-average common shares outstanding	118	107	71
Diluted
Effect of dilutive shares	—	—	1
Diluted shares	118	107	72

Earnings (loss) per share attributable to Covetrus:
Basic	$(0.22)	$(9.14)	$1.41
Diluted	$(0.22)	$(9.14)	$1.40

Potentially dilutive securities (a)	6	6	—
(a) Potentially dilutive securities attributable to outstanding stock options, restricted stock units, restricted stock awards, and performance stock units were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect
(b) See Note 16 - Income Taxes for discussion related to revisions to Net income (loss) attributable to Covetrus and Earnings (loss) per share

18. SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS

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

On February 7, 2019, we adopted the 2019 Omnibus Incentive Compensation Plan (the “Plan”) which authorizes our Compensation Committee of the Board of Directors to grant stock options, stock awards, stock units, stock appreciation rights, other share-based awards, and cash awards. Awards may be granted to employees, consultants, advisors, and non-employee directors of Covetrus and our subsidiaries. Awards issued under the Plan may not have a term greater than 10 years from the date of grant and generally vest ratably over a three-year period. During 2020, we granted performance stock units (“PSUs”) subject to specific performance conditions to senior management members that have one year performance cycles over a three-year term,

Covetrus, Inc. 2020 Form 10-K	88

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

vesting ratably. We also granted PSUs to certain employees who bear responsibility for strategic initiatives we believe are necessary for our transformation that contained a one-year performance cycle and vesting.

We reserved 16 million shares of our common stock for issuance under the Plan. In addition, to the extent that awards outstanding under the Plan are cancelled, forfeited, or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the Plan.

We recognized pre-tax share-based compensation expense of $40 million ($32 million after-tax) in 2020, $46 million ($40 million after-tax) in 2019, and $7 million ($6 million after-tax) in 2018.

Stock Options

We grant stock options at an exercise price equal to the closing market price of our stock on the grant date. We use the Black-Scholes pricing model to determine the fair value of options granted and have elected the accrual method for recognizing compensation costs. The fair value of share-based payment awards calculated using the Black-Scholes model varies based on share price, award exercise price, stock volatility, expected term, risk free interest rate, expected dividends, and the assumptions used in determining these variables. No stock options were granted during 2020 and 2018.

The following table summarizes our stock option activity under the Plan for the year ended December 31, 2020:

(In millions, except per share amounts)	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	4	$15.29
Granted	—	—
Exercised	(1)	6.80
Forfeited	(1)	28.59
Outstanding at end of year	2	$15.58	6.9	$31
Exercisable at end of year	1	$11.99	6.6	$24

The following table provides the weighted-average grant-date fair value and related valuation assumptions for these awards granted during the year ended December 31, 2019:

Weighted-average grant-date fair value	$12.19
Valuation assumption ranges:
Expected term (years)	6.0
Risk-free interest rate	1.8%	-	2.5%
Expected volatility	29.6%	-	30.0%

Cash received from option exercises for the years ended December 31, 2020 and 2019 was $7 million and $4 million, respectively.

RSAs/RSUs/PSUs

The following table summarizes our RSA/RSU activity under the Plan for the year ended December 31, 2020:

	Number of Shares	Weighted-average Grant-date Fair Value Per Share	Weighted-average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	2	$25.69
Granted	3	11.51
Vested	(1)	28.24
Forfeited	—	19.37
Nonvested at end of year	4	$14.07	1.25	$124

Covetrus, Inc. 2020 Form 10-K	89

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The weighted-average grant-date fair values for these awards granted:

	Years Ended
	2020	2019	2018
Weighted-average grant-date fair value	$11.51	$27.83	$65.26

Additional Information

As of December 31, 2020, there was $50 million in unrecognized compensation expense related to nonvested share-based awards that is expected to be recognized over a weighted-average period of 1.8 years.

The following table provides further information related to our share-based awards:

	Years Ended
	2020	2019	2018
Intrinsic value of stock options exercised	$13	$15	$—
Fair value of RSA/RSU shares vested	$6	$3	$2

Employee Stock Purchase Plan

On February 7, 2019, we adopted the Employee Stock Purchase Plan (the “ESPP”) and approved 2 million shares for issuance under this plan. The ESPP is administered by the compensation committee.

The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of our common stock with contributions of up to 15% of their base pay, accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first day of the offering period, or (ii) the last day of the offering period. For the years ended December 31, 2020 and December 31, 2019, activity under the ESPP was not material.

Annual Incentive Plan

Our compensation committee adopted the Annual Incentive Plan (the “AIP”) on February 7, 2019. The AIP provides pay for performance incentive compensation to our employees, including our named executive officers, rewarding them for their contributions to us with incentive compensation based on attainment of predetermined corporate performance goals, as applicable.

We recorded compensation expense associated with the AIP for the year ended December 31, 2020 of $16 million and $7 million for the year ended December 31, 2019.

401(k) Plan

Covetrus maintains a qualified 401(k) plan covering eligible employees of certain of the U.S. entities as well as certain other defined contribution plans. Matching contributions and administrative expenses related to these plans were $11 million in 2020, $9 million in 2019, and $6 million in 2018.

19. RELATED-PARTY TRANSACTIONS

Upon closing the transaction with Distrivet, S.A. on April 30, 2020 (see Note 4 - Divestitures and Equity Method Investments), Distrivet, our equity method investee, became a related party. During the year ended December 31, 2020, we provided management services and corporate branding to Distrivet under our agreement, and we provided goods to Distrivet. These services and product sales were not material during this period.

Covetrus, Inc. 2020 Form 10-K	90

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

As of December 31, 2020, CD&R beneficially owns 24.80% of our outstanding common stock and are deemed a related party. As part of the terms of the Investment Agreement, CD&R had the right to designate two members to our Board of Directors, which resulted in increasing the number of directors serving on the board from nine to ten directors. CD&R's current designees on our Board of Directors are Ravi Sachdev (investor board member) and Sandra E. Peterson (advisor board member). CD&R’s right to representation on our board is directly related to their level of share ownership. Should CD&R's beneficial ownership decrease below 50% of its ownership as of May 19, 2020, or below approximately 16.8 million shares, then its right to designate an advisor board member terminates. Should CD&R's beneficial ownership decrease below 25% of its ownership as of May 19, 2020, or below approximately 8.4 million shares, then its right to designate an investor board member is also terminated. See Note 14 - Redeemable Convertible Preferred Stock.

Allocation of General Corporate Expenses

As discussed in Note 1 - Business Overview and Significant Accounting Policies, we exited all of our transition service agreements. We incurred allocated general corporate expenses of $5 million in 2019 and $55 million in 2018 which are included within Selling, general and administrative in the consolidated and combined statements of operations.

20. SEGMENT DATA

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

Covetrus, Inc. 2020 Form 10-K	91

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

The following tables reflect our segment information and Corporate, the segment recast for the prior years, and reconciles Adjusted EBITDA for reportable segments to consolidated net income (loss) attributable to Covetrus:

	At and For the Year Ended December 31, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$2,377	$1,571	$402	$—	$(11)	$4,339
Adjusted EBITDA	$187	$72	$28	$(61)	$—	$226
Depreciation and amortization	$144	$17	$5	$—	$—	$166
Income tax benefit (expense)	$19	$(11)	$(6)	$5	$—	$7
Total assets	$3,077	$713	$188	$1,415	$(1,897)	$3,496
Expenditures for long-lived assets	$41	$11	$3	$3	$—	$58

Reconciliation of Net Income (Loss) Attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(19)
Plus: Depreciation and amortization						166
Plus: Interest expense, net						47
Less: Income tax (benefit) expense						(7)
Earnings (loss) before interest, taxes, depreciation, and amortization						187
Plus: Share-based compensation						40
Plus: Strategic consulting						20
Plus: Transaction costs (a)						8
Plus: Separation programs and executive severance						11
Plus: IT infrastructure						4
Plus: Formation of Covetrus (b)						19
Plus: Capital structure						2
Plus: Equity method investments and non-consolidated affiliates (c)						2
Plus: Operating lease right-of-use asset impairment						8
Plus: France managed exit (d)						7
Less: Other items, net (e)						(82)
Adjusted EBITDA						226

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(b) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(c) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%
(d) Includes $6 million of severance and $1 million of other costs. See Note 4 - Divestitures and Equity Method Investments for further discussion
(e) Includes a pre-tax gain of $73 million from the sale of scil, a $6 million mark-to-market adjustment for our Distrivet options, and a $1 million gain on the deconsolidation of SAHS. See Note 4 - Divestitures and Equity Method Investments

Covetrus, Inc. 2020 Form 10-K	92

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

	At and For the Year Ended December 31, 2019
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$2,111	$1,509	$368	$—	$(12)	$3,976
Adjusted EBITDA	$153	$68	$18	$(39)	$—	$200
Depreciation and amortization	$131	$18	$6	$—	$—	$155
Income tax benefit (expense)	$47	$(3)	$(4)	$6	$—	$46
Total assets	$2,939	$726	$137	$783	$(1,226)	$3,359
Expenditures for long-lived assets	$23	$10	$1	$5	$—	$39

Reconciliation of Net Income (Loss) Attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(980)
Plus: Depreciation and amortization						155
Plus: Interest expense, net						53
Less: Income tax (benefit) expense						(46)
Earnings (loss) before interest, taxes, depreciation, and amortization						(818)
Plus: Share-based compensation						46
Plus: Strategic consulting						2
Plus: Transaction costs (a)						2
Plus: Formation of Covetrus (b)						31
Plus: Separation programs and executive severance						11
Plus: Carve-out operating expenses						5
Plus: IT infrastructure						6
Plus: Goodwill impairment						938
Less: Equity method investments and non-consolidated affiliates (c)						(4)
Less: Other items, net (d)						(19)
Adjusted EBITDA						$200

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(b)Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company

(c) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%
(d) Includes $15 million of gains associated with acquisitions in France and Romania, $2 million gain on legacy investment, and $1 million government grant income

Covetrus, Inc. 2020 Form 10-K	93

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

	At and For the Year Ended December 29, 2018
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,939	$1,463	$387	$—	$(11)	$3,778
Adjusted EBITDA	$157	$75	$19	$(32)	$—	$219
Depreciation and amortization	$41	$17	$6	$—	$—	$64
Income tax expense	$(18)	$(15)	$(3)	$(1)	$—	$(37)
Total assets	$1,302	$702	$182	$10	$(4)	$2,192
Expenditures for long-lived assets	$14	$7	$1	$—	$—	$22

Reconciliation of Net Income (Loss) Attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$101
Plus: Depreciation and amortization						64
Plus: Interest expense, net						2
Plus: Income tax (benefit) expense						37
Earnings (loss) before interest, taxes, depreciation, and amortization						204
Plus: Share-based compensation						7
Plus: Separation programs and executive severance						9
Less: Equity method investments and non-consolidated affiliates						(1)
Adjusted EBITDA						$219

See Note 5 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

21. SUMMARY OF QUARTERLY DATA (UNAUDITED)

A summary of quarterly data follows:

	For the Three Months Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Net sales	$1,121	$1,126	$1,026	$1,065
Gross profit	$206	$197	$192	$202
Goodwill impairment	$—	$—	$—	$—
Operating income (loss)	$(19)	$(27)	$(4)	$(20)
Net income (loss) attributable to Covetrus	$(4)	$(35)	$54	$(33)
Earnings (loss) per share:
Basic	$(0.04)	$(0.33)	$0.40	$(0.30)
Diluted	$(0.04)	$(0.33)	$0.40	$(0.30)

Covetrus, Inc. 2020 Form 10-K	94

COVETRUS, INC.
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS (Continued)
(In millions, except per share amounts)

	For the Three Months Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Net sales	$1,008	$1,018	$1,009	$941
Gross profit (a)	$188	$191	$193	$177
Goodwill impairment	$(1)	$939	$—	$—
Operating income (loss)	$(25)	$(958)	$(5)	$(9)
Net income (loss) attributable to Covetrus (b)	$(37)	$(920)	$(10)	$(13)
Earnings (Loss) per share: (b)
Basic	$(0.33)	$(8.22)	$(0.09)	$(0.14)
Diluted	$(0.33)	$(8.22)	$(0.09)	$(0.14)

(a) 2019 quarterly data reflects a reclassification of Vets First Choice shipping expenses that were previously included in Selling, general and administrative into Cost of sales to classify these Vets First Choice shipping expenses consistently with the rest of our business
(b) The third quarter ended September 30, 2019 includes a revision (see Note 16 - Income Taxes)

Covetrus, Inc. 2020 Form 10-K	95

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting discussed below in Management’s Annual Report on Internal Control Over Financial Reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

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

(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets,
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may change.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal control over financial reporting at December 31, 2020. Based on this evaluation, the CEO and CFO concluded that as of that date, our internal control over financial reporting was not effective, at a reasonable assurance level, because of a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of in our annual or interim financial statements will not be prevented or detected on a timely basis.

Ongoing Remediation of Previously Identified Material Weakness

As previously disclosed in our Form 10-K for the year ended December 31, 2019, management identified deficiencies in our internal control over financial reporting which related to the accounting for income taxes and determined that the impact of these deficiencies resulted in a material weakness. This material weakness stemmed from issues associated with the transition to expanded in-house tax capabilities and utilization of new tax consultants. As a result of these issues, our controls to review and analyze the our income tax provision and deferred income tax balances were not effective.

The material weakness described above resulted in certain material and immaterial misstatements in the preliminary financial statement accounts that were adjusted prior to the issuance of the annual consolidated financial statements for the year ended December 31, 2019. We developed remediation plans for this material weakness as follows:

•Increasing oversight by our management in the calculation and reporting of certain tax balances of our global operations,
•Enhancing policies, procedures, and controls relating to significant judgments impacting our income tax accounts,

Covetrus, Inc. 2020 Form 10-K	96

•Augmenting our tax accounting resources,
•Increasing communication to information providers for tax jurisdiction specific information, and
•Strengthening communication and information flows between the tax department and the finance group.

As part of Management’s execution of the remediation plan, during the fourth quarter of 2020 we identified an error in the calculation of the deferred tax asset related to investments in partnerships and revised our prior period financial statements. Specifically, as of December 30, 2017 our deferred tax asset was overstated by $42 million. As a result of the overstatement of this deferred tax asset, our valuation allowance established during the year ended December 31, 2019 was overstated. This revision did not affect our Statement of Operations in any other year. We have revised affected amounts above as of December 31, 2019 from the amounts previously reported.

While Management has made progress to expand our in-house tax resource capabilities and further formalize our internal controls framework, the material weakness in our internal control over financial reporting has not been remediated as of December 31, 2020. It will not be considered remediated until (i) the controls are fully implemented and existing controls are reinforced, (ii) the incremental controls are in operation for a sufficient period of time, and (iii) the controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

As previously disclosed in our Form 10-Q for the quarter ended September 30, 2019, management identified deficiencies in our internal control over financial reporting which are related to the operation of information technology general controls (“ITGCs”) in the areas of logical security and change management in certain financially relevant systems. To address our ITGC deficiencies, we developed and implemented our previously disclosed remediation plans. During the fourth quarter of 2020, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, we have concluded the material weakness related to ITGCs has been remediated as of December 31, 2020.

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

Item 9B.    Other Information

Not applicable

Covetrus, Inc. 2020 Form 10-K	97

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2021 Annual Meeting of Shareholders (our “2021 Proxy Statement”).

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table summarizes information about our equity compensation plans as of December 31, 2020:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Rights and Options (a)	Weighted-average Price of Options (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (c)
Equity compensation plans approved by common shareholders	6,457,292	$15.58	19,206,998
Equity compensation plans not approved by common shareholders	—	$—	—
(a) Includes 4,336,290 restricted stock units (RSUs) and 22,760 restricted stock awards (RSAs), and 2,098,242 stock options issued under our 2019 Omnibus Incentive Compensation Plan.
(b) RSUs have no exercise price. Their value depends on continued employment or service over time and are settled for shares of common stock. Accordingly, these have been disregarded for purposes of computing the weighted-average exercise price.
(c) 1,834,139 shares are available for purchase under our employee stock purchase plan as of December 31, 2020 and 15,999 shares are subject to purchase during the offering period December 1, 2020 to May 31, 2021.

Other information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2021 Proxy Statement.

Covetrus, Inc. 2020 Form 10-K	98

PART IV
Item 15.     Exhibits and Financial Statement Schedules

		Page
(a) (1)	Financial Statements: See “Index to Consolidated and Combined Financial Statements”	51
(a) (2)	Financial Statement Schedules: None

	We have omitted schedules for which provision is made in the applicable accounting regulations of the SEC because they are not required under the related instructions, or they do not apply.

(a) (3)	Exhibits:

Exhibit Number	Exhibit Description	Form	Date	No.

2.1	Contribution and Distribution Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.1

2.2	Agreement and Plan of Merger, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.2

2.3	Letter Agreement, Amendment No. 1 to Contribution and Distribution Agreement and Amendment No. 1 to Agreement and Plan of Merger, dated as of September 14, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.3

2.4	Letter Agreement and Amendment No. 2 to Contribution and Distribution Agreement, dated as of November 30, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.4

2.5	Letter Agreement, Amendment No. 3 to Contribution and Distribution Agreement and Amendment No. 2 to Agreement and Plan of Merger, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.5

2.6	Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4/A	1/15/2019	2.6

3.1	Amended and Restated Certificate of Incorporation of Covetrus, Inc.	S-4/A	1/15/2019	3.4

3.2	Amended and Restated Bylaws of Covetrus, Inc.	S-4/A	1/8/2019	3.5

3.3	Certificate of Designations Classifying Series A Convertible Preferred Stock	8-K	5/19/2020	3.1

4.1	Specimen Common Stock Certificate	S-4/A	1/8/2019	4.1

4.2*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Credit Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time party thereto	8-K	2/7/2019	10.1

10.2	Guarantee and Collateral Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC and JP Morgan Chase Bank, N.A.	8-K	2/7/2019	10.2

10.3	Employee Matters Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.1

10.4	Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein, Inc. and HS Spinco, Inc.	8-K	2/7/2019	10.4

10.5	Letter Agreement to Transition Services Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Henry Schein, Inc.	8-K	2/7/2019	10.5

Covetrus, Inc. 2020 Form 10-K	99

Exhibit Number	Exhibit Description	Form	Date	No.
10.6	Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4/A	1/8/2019	10.3

10.7	Escrow Agreement, dated as of February 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company	8-K	2/7/2019	10.3

10.8†	Form of Indemnification Agreement between HS Spinco, Inc. and each of its directors and executive officers	S-4	12/26/2018	10.5

10.9†	Direct Vet Marketing, Inc. 2010 Stock Incentive Plan	S-4	12/26/2018	10.6

10.10†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated June 30, 2017	S-4	12/26/2018	10.7

10.11†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated December 6, 2017	S-4	12/26/2018	10.8

10.12†	Covetrus 2019 Omnibus Incentive Compensation Plan, and forms of agreement thereunder	S-4	12/26/2018	10.9

10.13†	Covetrus Employee Stock Purchase Plan	S-4	12/26/2018	10.10

10.14†	Covetrus Annual Incentive Plan	S-4/A	1/8/2019	10.11

10.19†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Georgina Wraight	8-K	2/7/2019	10.12

10.20	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.16

10.21	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and VFC Pharmacy #101, LLC	S-4	12/26/2018	10.17

10.22	Lease Agreement, dated as of June 22, 2018, by and between Northgate Office, LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.18

10.23	Stock Subscription and Purchase Agreement, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and the purchasers party thereto	S-4	12/26/2018	10.19

10.24	Registration Rights Agreement, dated as of December 25, 2018, by and among HS Spinco, Inc. and the other parties thereto	S-4	12/26/2018	10.20

10.25†	Non-Employee Director Compensation Policy of Covetrus, Inc.	8-K	3/5/2019	10.7

10.26†	Separation and Release Agreement, dated October 21, 2019, by and between the Company and Benjamin Shaw	8-K	10/22/2019	10.1

10.27†	Employment Agreement, dated as of March 30, 2020, by and between Covetrus, Inc. and Benjamin Wolin	8-K	3/24/2020	10.1

10.28†	Separation and Release Agreement, dated as of January 15, 2020, by and between Covetrus, Inc. and Christine T. Komola	8-K	1/21/2020	10.1

10.29†	Amended and Restated Employment Agreement, effective as of November 9, 2020, by and between the Company and Dustin Finer	10-Q	11/10/2020	10.1

10.30†	Employment Agreement, effective as of June 1, 2020, by and between the Company and Matthew Foulston	8-K/A	6/30/2020	10.1

10.31†	Form of Performance Stock Unit Agreement	8-K	1/21/2020	10.1

10.32†	Form of Performance Stock Unit Agreement for Non-U.S. Participants	8-K	1/21/2020	10.2

10.33	First Amendment, dated as of February 27, 2020, to the Credit Agreement dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time	10-K	3/3/2020	10.31

Covetrus, Inc. 2020 Form 10-K	100

Exhibit Number	Exhibit Description	Form	Date	No.

10.34†	Separation and Release Agreement, effective as of February 13, 2020, by and between the Company and David Christopher Dollar	8-K/A	2/2/2020	10.1

10.35	Investment Agreement, dated as of April 30, 2020, between Covetrus, Inc. and CD&R VFC Holdings, L.P.	8-K	5/1/2020	10.1

10.36	Registration Rights Agreement, dated as of May 19, 2020, by and between Covetrus, Inc. and CD&R VFC, L.P.	8-K	5/19/2020	10.1

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*            Filed herewith
**          Furnished and not filed herewith
†            Indicates management contract or compensatory plan

Item 16.     10-K Summary

None

Covetrus, Inc. 2020 Form 10-K	101

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVETRUS, INC.
Date: March 1, 2021	By:	/s/ Benjamin Wolin
Benjamin Wolin President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Wolin	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2021
Benjamin Wolin

/s/ Matthew Foulston	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 1, 2021
Matthew Foulston

/s/ Laura J. Phillips	Vice President, Global Controller and Chief Accounting Officer (Principal Accounting Officer)	March 1, 2021
Laura J. Phillips

/s/ Philip A. Laskawy	Chairman of the Board and Director	March 1, 2021
Philip A. Laskawy

/s/ Deborah G. Ellinger	Director	March 1, 2021
Deborah G. Ellinger

/s/ Sandra L. Helton	Director	March 1, 2021
Sandra L. Helton

/s/ Mark J. Manoff	Director	March 1, 2021
Mark J. Manoff

/s/ Edward M. McNamara	Director	March 1, 2021
Edward M. McNamara

/s/ Steven Paladino	Director	March 1, 2021
Steven Paladino

/s/ Sandra E. Peterson	Director	March 1, 2021
Sandra E. Peterson

/s/ Ravi Sachdev	Director	March 1, 2021
Ravi Sachdev

/s/ Sharon Wienbar	Director	March 1, 2021
Sharon Wienbar

Covetrus, Inc. 2020 Form 10-K	102