Form 10-Q
period 2021-03-31
COVETRUS, INC.
filed 2021-05-06
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2021
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

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had 136,589,404 shares of common stock outstanding as of April 30, 2021.

Covetrus, Inc. 2021 Q1 Form 10-Q	2

Glossary of Defined Terms and Abbreviations

AAFCO	Association of American Feed Control Officials
Acquisition*	Our acquisition of Vets First Choice in an all-stock transaction
Adjusted EBITDA*
Adjusted EBITDA is the segment measure of profit or loss reported to the CODM. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, the proportionate share of the adjustments of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, managed exits from businesses we are exiting or closing, and other income and expense items, net. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280

AIP*	Annual Incentive Plan
Investment and Shareholders Agreement*	The Investment and Shareholders Agreement of Distrivet, S.A. executed on January 13, 2020
Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Patients of our Customers
APAC	Asia Pacific
APVMA	Australian Pesticides and Veterinary Medicines Authority
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEAT	Base Erosion & Anti-Abuse Tax
CEO	Chief Executive Officer
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COVID-19	Novel Coronavirus Disease 2019
Credit Facilities*	On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term
Customers*	Veterinarians and animal-health practitioners
CVM	Center for Veterinary Medicine
DEA	U.S. Drug Enforcement Administration
DGCL	Delaware General Corporation Law
Defendants*	The Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer, collectively
Distribution*	All the shares of our common stock that were then owned by our Former Parent were distributed to its stockholders of record as of January 17, 2019. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion to our Former Parent from loan proceeds from our newly established Term Loan Facility
Distrivet*	On April 30, 2020, we combined our subsidiary, SAHS, with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We own 50.01% of the new company, called Distrivet, a Covetrus company
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EFTA	European Free Trade Area
EFSA	European Food Safety Authority
EMA	European Medicines Agency
EPA	Environmental Protection Agency
EPS	Basic earnings (loss) per common share
ESG	Environmental, social, and corporate governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FCMA	Fellow Chartered Management Accountant

Covetrus, Inc. 2021 Q1 Form 10-Q	3

FDA	U.S. Food and Drug Administration
FDII	Foreign-derived Intangible Income
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020
Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GDPR	EU General Data Protection Regulation
GFI	Guidance for Industry
GILTI	Global Intangible Low-Taxed Income
Global Technology Solutions*	The aggregation of our software services with our prescription management platform and related pharmacy services
IRS	Internal Revenue Service
ITGC	Information Technology General Controls
LIBOR	London Interbank Offered Rate
NYSE	New York Stock Exchange
NZ EPA	New Zealand Environmental Protection Authority
Revolving Credit Facility*	$300 million revolving line of credit for working capital and general corporate purposes
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAHS*	Spain Animal Health Solutions S.L.U.
SEC	Securities and Exchange Commission
Separation*	In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, our Former Parent completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us
SG&A	Selling, general and administrative expenses
Share Sale*	On February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors. The proceeds from the Share Sale were paid to us and distributed to our Former Parent
SMB	Small or Medium-Sized Business
Term Loan Facility*	$1.2 billion term loan facility
Transactions	Collectively the following events, effective February 7, 2019, Vets First Choice became a wholly-owned subsidiary of Covetrus, Inc. (f/k/a HS Spinco, Inc.), a company formed by our Former Parent in connection with the spin-off of the Animal Health Business and combination with Vets First Choice
TSA	Transition Service Agreements
U.K.	United Kingdom
USDA	U.S. Department of Agriculture
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
VMD	Veterinary Medicines Directorate
VSG*	Veterinary Study Groups, Inc.
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language

*Defined term or abbreviation is specific to CVET

Covetrus, Inc. 2021 Q1 Form 10-Q	4

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$211	$290
Accounts receivable, net of allowance of $5 and $5	518	507
Inventories, net	555	530
Other receivables	87	67
Prepaid expenses and other	51	37
Total current assets	1,422	1,431
Non-current assets:
Property and equipment, net of accumulated depreciation of $112 and $106	118	116
Operating lease right-of-use assets, net	111	117
Goodwill	1,187	1,187
Other intangibles, net of accumulated amortization of $497 and $470	516	555
Investments and other	86	90
Total assets	$3,440	$3,496
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$416	$405
Current maturities of long-term debt and other borrowings	17	1
Accrued payroll and related liabilities	57	67
Accrued taxes	29	37
Other current liabilities	163	181
Total current liabilities	682	691
Non-current liabilities:
Long-term debt and other borrowings, net	1,054	1,068
Deferred income taxes	23	28
Other liabilities	125	136
Total liabilities	1,884	1,923
Commitments and contingencies (Note 5)
Mezzanine equity:
Redeemable non-controlling interests (Note 10)	36	36
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 136,342,036 shares issued and outstanding as of March 31, 2021; 136,017,964 shares issued and outstanding as of December 31, 2020	1	1
Accumulated other comprehensive loss (Note 9)	(75)	(66)
Additional paid-in capital	2,637	2,629
Accumulated deficit	(1,043)	(1,027)
Total shareholders’ equity	1,520	1,537
Total liabilities, mezzanine equity, and shareholders’ equity	$3,440	$3,496
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q1 Form 10-Q	5

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales (Note 3)	$1,102	$1,065
Cost of sales	892	863
Gross profit	210	202
Operating expenses:
Selling, general and administrative	213	222
Operating income (loss)	(3)	(20)
Other income (expense):
Interest income	—	—
Interest expense	(9)	(14)
Other, net	—	(1)
Income (loss) before taxes and equity in earnings of affiliates	(12)	(35)
Income tax benefit (expense) (Note 6)	(4)	2
Net income (loss)	(16)	(33)
Net (income) loss attributable to redeemable non-controlling interests	—	—
Net income (loss) attributable to Covetrus	$(16)	$(33)

Earnings (loss) per share attributable to Covetrus: (Note 4)
Basic	$(0.11)	$(0.30)
Diluted	$(0.11)	$(0.30)
Weighted-average common shares outstanding:
Basic	136	112
Diluted	136	112
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q1 Form 10-Q	6

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Net income (loss)	$(16)	$(33)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(11)	(22)
Gain (loss) on derivative instruments	2	(8)
Total other comprehensive income (loss)	(9)	(30)
Comprehensive income (loss)	(25)	(63)
Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	—	—
Foreign currency translation (gain) loss	(1)	(1)
Comprehensive (income) loss attributable to redeemable non-controlling interests	(1)	(1)
Comprehensive income (loss) attributable to Covetrus	$(26)	$(64)
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q1 Form 10-Q	7

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(16)	(16)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	324,072	—	—	(3)	—	(3)
Share-based compensation	—	—	—	11	—	11
Other comprehensive income (loss)	—	—	(9)	—	—	(9)
Balance at March 31, 2021	136,342,036	$1	$(75)	$2,637	$(1,043)	$1,520

	Three Months Ended March 31, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$(86)	$2,339	$(1,001)	$1,253
Net income (loss) attributable to Covetrus	—	—	—	—	(33)	(33)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	233,932	—	—	—	—	—
Share-based compensation	—	—	—	9	—	9
Other comprehensive income (loss)	—	—	(30)	—	—	(30)
Balance at March 31, 2020	111,854,439	$1	$(116)	$2,348	$(1,034)	$1,199
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q1 Form 10-Q	8

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(16)	$(33)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	43	40
Amortization of right-of-use assets	3	6
Gain on sale of property and equipment	—	(1)
Share-based compensation expense	11	9
Benefit for deferred income taxes	(3)	(5)
Amortization of debt issuance costs	1	1
Other	3	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(18)	(112)
Inventories, net	(33)	44
Other assets and liabilities	(51)	5
Accounts payable and accrued expenses	1	(31)
Net cash provided by (used for) operating activities	(59)	(76)
Cash flows from investing activities:
Purchases of property and equipment	(13)	(11)
Proceeds from sale of property and equipment	—	4
Net cash provided by (used for) investing activities	(13)	(7)
Cash flows from financing activities:
Proceeds from revolving credit facility	—	190
Principal payments of debt	—	(17)
Debt issuance and amendment costs	—	(5)
Issuance of common shares in connection with share-based compensation plans, net of shares withheld for taxes	(2)	—
Acquisition payment	—	(9)
Acquisitions of non-controlling interests in subsidiaries	(1)	—
Net cash provided by (used for) financing activities	(3)	159
Effect of exchange rate changes on cash and cash equivalents	(4)	(1)
Net change in cash and cash equivalents	(79)	75
Cash and cash equivalents, beginning of period	290	130
Cash and cash equivalents, end of period	$211	$205

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$3	$46
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q1 Form 10-Q	9

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2021, have been prepared in accordance with applicable rules and regulations of the SEC for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

In our opinion, the accompanying condensed consolidated financial statements reflect all recurring adjustments and transactions necessary for a fair statement of our financial position, results of operations, and cash flows for the interim periods presented. Such operating results are not necessarily indicative of annual or future results. These condensed consolidated financial statements and notes should be read in conjunction with the Form 10-K filed with the SEC on March 1, 2021.

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

Accounting Pronouncements

•As of January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have difficulty understanding and simplifies the accounting for income taxes. The adoption of this ASU did not have a material impact on the results of our condensed consolidated financial statements.

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference LIBOR. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. Because our interest rate swaps mature on July 31, 2021, we do not expect an accounting burden, or the relief provided by this ASU for hedging relationships, to impact the results of our condensed consolidated financial statements. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. We will continue to monitor, and, to the extent our Credit Facilities require amendment to reflect a replacement rate prior to December 31, 2022, we will evaluate the benefits of adopting this ASU.

Covetrus, Inc. 2021 Q1 Form 10-Q	10

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

2. SEGMENT DATA

The following tables reflect our segment and Corporate information and reconciles Adjusted EBITDA for reportable segments to consolidated Net income (loss) attributable to Covetrus:

	At and For the Three Months Ended March 31, 2021
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$635	$361	$112	$—	$(6)	$1,102
Adjusted EBITDA	$52	$21	$10	$(26)	$—	$57
Total assets	$2,948	$672	$189	$1,216	$(1,585)	$3,440

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(16)
Plus: Depreciation and amortization						43
Plus: Interest expense, net						9
Plus: Income tax (benefit) expense						4
Earnings (loss) before interest, taxes, depreciation, and amortization						40
Plus: Share-based compensation						11
Plus: Strategic consulting						2
Plus: Transaction costs (a)						1
Plus: Formation of Covetrus (b)						2
Plus: Equity method investment and non-consolidated affiliates (c)						1
Adjusted EBITDA						$57

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(b) Includes professional and consulting fees, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(c) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%

Covetrus, Inc. 2021 Q1 Form 10-Q	11

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	At and For the Three Months Ended March 31, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$550	$422	$95	$—	$(2)	$1,065
Adjusted EBITDA	$41	$18	$7	$(18)	$—	$48
Total assets	$3,063	$725	$128	$787	$(1,216)	$3,487

Reconciliation of Net income (loss) attributable to Covetrus to Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(33)
Plus: Depreciation and amortization						40
Plus: Interest expense, net						14
Plus: Income tax (benefit) expense						(2)
Earnings (loss) before interest, taxes, depreciation, and amortization						19
Plus: Share-based compensation						9
Plus: Strategic consulting						4
Plus: Transaction costs (a)						7
Plus: Separation programs and executive severance						1
Plus: IT infrastructure (b)						1
Plus: Formation of Covetrus (c)						6
Plus: Capital Structure						1
Adjusted EBITDA						$48

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(b) Includes certain IT infrastructure expenses necessary to establish ourselves as a newly public company
(c) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company

See Note 3 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended March 31, 2021
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$525	$20	$112	$(22)	$635
Europe	364	3	—	(6)	361
APAC & Emerging Markets	109	3	—	—	112
Eliminations	(6)	—	—	—	(6)
Total Net sales	$992	$26	$112	$(28)	$1,102

	Three Months Ended March 31, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$462	$20	$84	$(16)	$550
Europe	424	2	—	(4)	422
APAC & Emerging Markets	93	2	—	—	95
Eliminations	(2)	—	—	—	(2)
Total Net sales	$977	$24	$84	$(20)	$1,065

Covetrus, Inc. 2021 Q1 Form 10-Q	12

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Contract Assets and Contract Liabilities

Contract asset balances as of March 31, 2021 and December 31, 2020 were not material. There have been no material changes in our current portion of contract liabilities since the end of fiscal year 2020, and the amounts related to non-current contract liabilities were not material as of March 31, 2021 and December 31, 2020. See Note 1 - Business Overview and Significant Accounting Policies and Note 5 - Revenue from Contracts with Customers of our Form 10-K.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of March 31, 2021 were not material.

4. EARNINGS (LOSS) PER SHARE

EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, performance stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan and shares issuable under our Employee Stock Purchase Plan are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net income (loss) per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Numerator:
Net income (loss) available to common shareholders	$(16)	$(33)

Denominator:
Basic
Weighted-average common shares outstanding	136	112
Diluted
Effect of dilutive shares	—	—
Weighted-average common shares outstanding	136	112

Earnings (loss) per share attributable to Covetrus:
Basic	$(0.11)	$(0.30)
Diluted	$(0.11)	$(0.30)

Potentially dilutive securities (a)	6	7

(a) Potentially dilutive securities attributable to outstanding stock options, restricted stock units, restricted stock awards, and performance stock units were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect

5. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. Legal fees are expensed as incurred. No material accrued loss contingencies were recorded as of March 31, 2021.

Covetrus, Inc. 2021 Q1 Form 10-Q	13

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Defendants. The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. We intend to defend the matter vigorously and have filed a motion to dismiss the lawsuit. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Purchase Obligations

We are party to an exclusive supply arrangement for certain products within the U.S. market until 2025 with an aggregate remaining value of $34 million. Our unconditional purchase obligation for 2021 is $8 million. For the three months ended March 31, 2021, we paid $2 million for products purchased under this exclusive arrangement. Our forecasted sales for products under this exclusive supply arrangement exceed our purchase obligations.

In 2019, we engaged a third-party for services over a three-year period ending December 31, 2022. We considered the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $12 million until mid-November 2020 and $14 million thereafter, plus any variable performance fees through termination. The fixed portion of the contract was capped at $14 million while the variable portion of the contract was capped at $39 million over the term of the engagement. In April 2021, we amended this contract with the third-party service provider such that the terms of the original agreement were deemed fully satisfied by both parties. In connection with the contract amendment, we agreed to pay the third party $10 million for specific services to be performed throughout the remainder of 2021. This amendment resulted in a decrease of $18 million from the remaining commitments under the original terms of the agreement.

6. INCOME TAXES

Income tax expense for the three months ended March 31, 2021 was $4 million on a loss before taxes and equity in earnings of affiliates of $12 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primary related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets.

Income tax benefit for the three months ended March 31, 2020 was $2 million on a loss before taxes and equity in earnings of affiliates of $35 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and non-deductible expenses associated with share-based compensation.

7. FAIR VALUE

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

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our condensed consolidated balance sheets, but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

Covetrus, Inc. 2021 Q1 Form 10-Q	14

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
•Level 2 - Unadjusted quoted prices in active markets for similar assets or liabilities, or unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or inputs other than quoted prices that are observable for the asset or liability
•Level 3 - Unobservable inputs for the asset or liability

There were no changes in valuation approaches or techniques during the three months ended March 31, 2021. See Note 11 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

Assets	Level	March 31, 2021	December 31, 2020
Distrivet call option	3	$2	$2
Total assets		$2	$2

Liabilities	Level	March 31, 2021	December 31, 2020
Interest rate swap contracts	2	$3	$5
Distrivet put option	3	1	1
Total liabilities		$4	$6

Interest Rate Swap Contracts

Our derivatives at March 31, 2021 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange. The fair values of our swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. These interest rate swap contracts mature on July 31, 2021. See Note 8 - Derivatives.

Distrivet Options

The Distrivet options fair value was derived from a Monte Carlo simulation methodology. The significant unobservable inputs utilized in this Level 3 fair value measurement includes the enterprise value of Distrivet ($156 million), volatility (30%), and cost of capital (15%). We regularly evaluate each of the assumptions used in establishing the asset and liability. Significant changes in assumptions could result in significantly lower or higher fair value measurements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangibles, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ending March 31, 2021.

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

Covetrus, Inc. 2021 Q1 Form 10-Q	15

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

8. DERIVATIVES

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.
In July and August 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts effectively fix the borrowing rates on a portion of our floating rate debt. The base notional amounts mature on July 31, 2021. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows we pay on our variable rate borrowings.
Our interest rate swap agreements exchange payment streams based on the notional principal amount. These agreements fix our future interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swap contracts	Other liabilities	$3	$5

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we perform a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. As of March 31, 2021, derivative gains and losses were reported as a component of Other comprehensive income (loss) and will subsequently be recorded in the condensed consolidated statements of operations when the hedged transaction is recognized in earnings.

The effect of cash flow hedges on Other comprehensive income (loss) was as follows:

		Three Months Ended March 31,
Cash Flow Hedging Instruments	Location	2021	2020
Interest rate swap contracts	Interest (income) expense	$2	$—

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $3 million.

Covetrus, Inc. 2021 Q1 Form 10-Q	16

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2019	$—	$(86)	$(86)
Other comprehensive loss before reclassifications	(8)	(22)	(30)
Reclassified from Accumulated other comprehensive loss to earnings	—	—	—
Period Change	(8)	(22)	(30)
Balance at March 31, 2020	(8)	(108)	(116)

Balance at December 31, 2020	$(3)	$(63)	$(66)
Other comprehensive loss before reclassifications	—	(11)	(11)
Reclassified from Accumulated other comprehensive loss to earnings	2	—	2
Period Change	2	(11)	(9)
Balance at March 31, 2021	$(1)	$(74)	$(75)

Comprehensive income (loss) includes certain gains and losses that are excluded from Net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity. We recognize foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. The condensed consolidated financial statements are denominated in the U.S. dollar. Fluctuations in the value of foreign currencies as compared to the U.S. dollar may have a significant impact on Comprehensive income (loss).

The tax effect on accumulated unrealized losses on derivative instruments was not material for the periods presented. See Note 8 - Derivatives.

10. REDEEMABLE NON-CONTROLLING INTERESTS

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

The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Balance at beginning of period	$36	$10
Decrease due to redemptions	—	(4)
Increase due to business acquisitions	—	24
Net income (loss) attributable to redeemable non-controlling interests	—	2
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	(1)	(2)
Change to redemption value	1	6
Balance at end of period	$36	$36

Covetrus, Inc. 2021 Q1 Form 10-Q	17

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Form 10-Q, and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto, including our ability to continue operations at our distribution centers and pharmacies
•the ability to successfully integrate operations and employees
•the ability to continue to execute on our strategic plan
•the ability to retain key personnel
•the ability to achieve performance targets, including managing our growth effectively
•the ability to manage relationships with our supplier and distributor network, including negotiating acceptable pricing and other terms with these partners
•the ability to attract and retain customers in a price sensitive environment
•the ability to maintain quality standards in our technology product offerings as well as associated customer service interactions to minimize loss of existing Customers and attract new Customers
•changes in financial markets, interest rates, and foreign currency exchange rates
•changes in the legislative landscape in which we operate, including potential corporate tax reform, and our ability to adapt to those changes as well as adaptation by the third-parties we are dependent upon for supply and distribution
•the impact of litigation
•the impact of accounting pronouncements, seasonality of our business, leases, expenses, interest expense, and debt
•sufficiency of cash and access to liquidity
•cybersecurity risks, including risk associated with our dependence on third-party service providers as a large portion of our workforce is working from home
•additional risks and factors discussed under the heading Risk Factors in this Report, in our Form 10-K filed on March 1, 2021, and in our other SEC filings

Our forward-looking statements are based on current beliefs and expectations of our management team and, except as required by law, we undertake no obligations to make any revisions to the forward-looking statements contained in this Report or to update them to reflect events or circumstances occurring after the date of this Report, whether as a result of new information, future developments, or otherwise.
Although we believe the expectations reflected in the forward-looking statements are reasonable, we can give no assurance that these expectations will prove to have been correct. These expectations may or may not be realized. Some of these expectations may be based upon assumptions, data, or judgments that prove to be incorrect. Actual events, results, and outcomes may differ materially from our expectations due to a variety of known and unknown risks, uncertainties, and other factors. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include those set forth in this Form 10-Q and under the caption Item 1A. Risk Factors in our Form 10-K.
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Form 10-K.

Covetrus, Inc. 2021 Q1 Form 10-Q	18

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

We are organized based upon geographic region and focus on delivering our platform of products and services to our Customers on a geographical basis. Our reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) software services, and (iii) prescription management. See Note 2 - Segment Data and Note 3 - Revenue from Contracts with Customers.

Across our segments and major product groups, the willingness of Animal Owners to spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for, their pets. Across the companion-animal, equine, and large-animal markets, we anticipate that for us to succeed on our strategic roadmap, we should seek to strengthen the relationship between Customers and Animal Owners, enable our Customers to provide proactive healthcare options to Animal Owners, as well as invest in technology solutions, proprietary brand products, and compounding.

Key Factors and Trends Affecting our Results

Growth continues following the onset of the COVID-19 pandemic

During 2020, the animal-health market largely benefited from the lockdowns instituted in response to the COVID-19 pandemic, including the benefit to veterinary practices, including our Customers, from an increase in visits driven by people adopting more pets during 2020 as well as companion Animal Owners increasing their per-visit spend with their veterinarians. This is expected to be a multi-year effect as these Animal Owners seek care from veterinary practices for their newly adopted pets. Additionally, the required responses to mitigate the spread of the COVID-19 pandemic shifted customer and animal-owner demand to our prescription management and online pharmacy services. However, we did not experience this COVID-19 driven growth on a straight-line basis: there was a spike in supply chain services sales in March 2020 that we consider a pull-forward effect, followed by a significant weakening of sales in April 2020 as that pull-forward effect balanced out; our growth in supply chain services and prescription management then accelerated for the remainder of the second quarter before normalizing in the third and fourth quarters. On a year-over-year basis, the surge of sales in March 2020 provided a difficult comparable for our first quarter of 2021 performance. The net sales growth in the first quarter of 2021 reflects the continued resiliency of the companion- animal end-market, our improved sales execution which was furthered by our commercial organization realignment in North America as of January 1, 2021, and elevated purchasing patterns from our prescription management and online pharmacy service users continuing into 2021. The retention of Customers brought to us during the COVID-19 pandemic in 2021 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving higher utilization post enrollment could lead to long-term net sales growth.

Foreign Currency Effects

Our performance was positively affected by the appreciation of other currencies as compared to the U.S. dollar in the first quarter of 2021 as compared to the first quarter of 2020. However, this effect may be temporary.

Investing in Innovation and Corporate Infrastructure

During 2020, we undertook certain temporary cost-containment measures to help us manage the uncertainty created by the COVID-19 pandemic as well as experienced a continuing beneficial effect on our SG&A from decreased travel and in-person trade shows and conferences. Those cost-cutting measures we instituted in 2020 are still lowering certain SG&A items in the first quarter of 2021. However, we continue to spend on our corporate functions to build out the structure necessary to support our business today. Our strategic initiatives in the near and long-term are focused on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions. SmartPak and Covetrus-branded products and

Covetrus, Inc. 2021 Q1 Form 10-Q	19

proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. Our prescription management platform and compounding services are included within our prescription management major product category. To support these strategic initiatives, our corporate infrastructure spending will likely further increase to scale our internal environment to support our continued acquisitive and organic growth in the animal-health market. We also expect to invest in internal initiatives to develop technology to be used across our business to drive greater efficiency as well as coordination of our global employee base.

Terms with Key Suppliers, Customers, and Partners

Each year, suppliers in the veterinary channel engage in negotiations with us regarding pricing terms, including performance rebates and other growth incentives. Our supply chain services are dependent upon third-party suppliers, and the results of these negotiations, including whether the contractual relationship remains in place, can have a material impact on the financial performance of our business.

Effective January 1, 2021, we no longer are partnered with Merck & Co., in the U.K., which contributed to a decrease in our U.K. Net sales in the current quarter, and which we expect will also result in decreases for the remainder of this fiscal year. We also are no longer partnered with one of our customers in the U.K., which further decreased our U.K. Net sales, which we expect to continue throughout 2021. We are pursuing options to mitigate the effects of the supplier and customer loss in the U.K., and we do not expect the profitability impact to be significant. Our U.K. net sales as a percentage of our consolidated net sales decreased from 14% in the first quarter of 2020 to 9% in the first quarter of 2021.

The transition of our supply chain operations in Germany to a third-party in late 2020 has resulted in disruption to our supply chain, including a reduction in customer sales volumes. We are making progress on stabilizing our customer base and improving service levels in this market. However, we are likely to experience lower sales volume for the near term. Our German operations represent 1% of our Net sales in the first quarter of 2021.

Our supplier relationships are currently concentrated because five suppliers accounted for approximately 50% of our purchases for the three months ended March 31, 2021 and for the year ended December 31, 2020. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. As these contracts are largely annual and separated between supply chain and prescription management, our ability to exercise influence over the terms is currently limited and negatively impacting our gross profit margin. We expect our future success necessitates achieving better terms and stronger relationships with our manufacturers and suppliers as we work with these partners on global initiatives. However, if a competitor is able to obtain better terms with suppliers in the veterinary channel or obtain exclusivity on products we typically sell to our Customers within the global animal-health market, our business could be impacted beyond the short term. We expect to also utilize our strategic growth initiatives to influence Customer and Animal-Owner brand loyalty, based on product launches on our prescription management platform, including launches of our own higher-margin proprietary products.

Acquisition-driven Amortization

As we pursue a growth strategy through acquisitions, we are likely to acquire intangible assets, such as customer relationships, trademarks, patents, product development (including formulas), and non-compete agreements. Our intangibles are predominately comprised of intangibles acquired through our acquisition of Vets First Choice. These acquired intangibles have useful lives of 5 years for trademarks and trade names, 11 years for product formulas, 11 years for customer relationships, and 5 years for developed technologies.

The amortization of these intangibles has a long-term effect on our expense recognition. Product formulas are amortized to Cost of sales as these formulas are directly tied to the production of compounded products as alternatives to back-ordered solutions, patient-specific customized medications, and in-clinic use medications. Amortization expense for our other intangible assets not directly related to sales-generating activities, is included in SG&A.

	Three Months Ended March 31,
Location	2021	2020
Cost of sales	$1	$1
Selling, general and administrative	34	33
Total amortization expense	$35	$34

Covetrus, Inc. 2021 Q1 Form 10-Q	20

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

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our Board of Directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, managed exits from businesses we are exiting or closing, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280.

Results of Operations

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020	$ Increase (Decrease)	% Increase (Decrease)
Net sales	$1,102	$1,065	$37	3%
Cost of sales	892	863	29	3
Gross profit	210	202	8	4
Operating expenses:
Selling, general and administrative	213	222	(9)	(4)
Operating income (loss)	$(3)	$(20)	$(17)	(85)%

Interest expense, net	$(9)	$(14)	$(5)	(36)%
Other, net	$—	$(1)	$1	(100)%

Net income (loss)	$(16)	$(33)	$(17)	(52)%
Net income (loss) attributable to Covetrus	$(16)	$(33)	$(17)	(52)%

Covetrus, Inc. 2021 Q1 Form 10-Q	21

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020	$ Change	% Change
North America	$635	$550	$85	15%
Europe	361	422	(61)	(14)
APAC & Emerging Markets	112	95	17	18
Eliminations	(6)	(2)	(4)	200
Total Net sales	$1,102	$1,065	$37	3%

Net sales for the three months ended March 31, 2021 increased compared to the three months ended March 31, 2020 primarily due to favorable foreign exchange, prescription management growth, and supply chain organic growth. Consolidated supply chain organic growth was heavily affected by the decrease in Europe, largely driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third- party logistics provider in Germany. The overall increase in net sales was partially offset by net sales that are no longer being contributed following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, all of which occurred after the first quarter of 2020. The drivers by segment are detailed below:

•North America increased primarily due to $59 million in net supply chain organic growth and a $28 million increase from prescription management growth, partially offset by $3 million in net sales related to our divestiture of scil in the second quarter of 2020.

•Europe decreased primarily due to a $46 million decrease in net supply chain sales and a $39 million decrease from divestitures that occurred in 2020 as the divested businesses contributed net sales for the entirety of the first quarter of 2020. These decreases were partially offset by a favorable foreign exchange impact of $27 million, positive organic growth in several markets including the Netherlands, Ireland, and Belgium, and strong performance in proprietary brands of Kruuse and Vi.

•APAC & Emerging Markets increased primarily due to favorable foreign exchange of $10 million and strong underlying supply chain organic growth in the region contributing to $6 million in net sales growth.

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	March 31, 2021	Gross Margin %	March 31, 2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$131	20.6%	$119	21.6%	$12	10%
Europe	55	15.2	64	15.2	(9)	(14)
APAC & Emerging Markets	24	21.4	19	20.0	5	26
Total Gross profit	$210	19.1%	$202	19.0%	$8	4%

During the three months ended March 31, 2021, the increase in gross profit compared to the three months ended March 31, 2020 was largely driven by favorable foreign exchange, prescription management growth, supply chain organic growth, and an increase from our acquisition of VSG in the fourth quarter of 2020, which is contributing gross profit in 2021 but has no comparable basis in the same period of 2020. Consolidated supply chain gross profit was heavily affected by the decrease in Europe, largely due to disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K. These increases in gross profit were partially offset by the disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, as the divested businesses contributed gross profit for the entirety of the first quarter of 2020. The drivers of the increase in our gross profit are further detailed below by segment:

•North America increased primarily due to the growth of our prescription management business of $6 million, $4 million from supply chain organic growth, and $2 million from our acquisition of VSG in the fourth quarter of 2020, which is contributing gross profit in 2021 but has no comparable basis in same period of 2020.

Covetrus, Inc. 2021 Q1 Form 10-Q	22

•Europe decreased primarily due to $9 million from divestitures that occurred in 2020 as the divested businesses contributed gross profit for the entirety of the first quarter of 2020 and a $4 million decrease in supply chain gross profit, partially offset by favorable foreign exchange of $4 million. Our proprietary brands are also contributing higher gross profit which is lessening the impact from the disruptions noted above.
•APAC & Emerging Markets increased due to the contribution of $3 million from organic growth, primarily related to supply chain, and favorable foreign exchange of $2 million.
SG&A

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020	$ Change	% Change
North America	$124	$121	$3	2%
Europe	42	53	(11)	(21)
APAC & Emerging Markets	14	13	1	8
Corporate	33	35	(2)	(6)
Total SG&A	$213	$222	$(9)	(4)%

SG&A expenses for the three months ended March 31, 2021 decreased compared to prior year period primarily due to a decrease in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, a decrease in transaction costs largely driven by the absence of divestitures in 2021, decreased travel and advertising expense, a decrease in expense related to the formation of Covetrus, and decreased strategic consulting fees. These decreases were partially offset by increased costs to support the growth in our prescription management business, an unfavorable foreign exchange effect, increased costs incurred as we continue to invest in innovation and corporate infrastructure to enable our growth, and increased expense from VSG following our acquisition in the fourth quarter of 2020. The drivers by segment and at Corporate are detailed below:

•North America increased primarily due to an increase of $3 million from our acquisition of VSG and $3 million of increased costs to support the growth in our prescription management business, partially offset by a decrease in travel and advertising expense of $3 million. Acquisition-related intangible amortization was 25% of North America SG&A in 2021 and 24% in 2020.

•Europe decreased primarily due to $9 million from expenses that are no longer being incurred following divestitures that occurred in 2020, reduced transaction costs of $2 million largely from the absence of divestitures in 2021, a $1 million decrease in travel and advertising expense, and $1 million in decreased expenses related to the formation of Covetrus. These decreases were partially offset by an increase of $3 million due to unfavorable foreign exchange.

•APAC & Emerging Markets increased primarily due to unfavorable foreign exchange.

•Corporate decreased primarily due to a $4 million decrease in transaction costs, a $3 million decrease in expenses related to the formation of Covetrus, and decreased strategic consulting fees of $2 million. These decreases were partially offset by $3 million of increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth and $1 million from increased short-term incentive bonus attributable to Corporate.

Income Taxes

Income tax expense for the three months ended March 31, 2021 was $4 million on a loss before taxes and equity in earnings of affiliates of $12 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets.

The income tax benefit for the three months ended March 31, 2020 was $2 million on a loss before taxes and equity in earnings of affiliates of $35 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and non-deductible expenses associated with share-based compensation.

Covetrus, Inc. 2021 Q1 Form 10-Q	23

Adjusted EBITDA

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020	$ Change	% Change
North America	$52	$41	$11	27%
Europe	21	18	3	17
APAC & Emerging Markets	10	7	3	43
Corporate	(26)	(18)	(8)	NA
Total Adjusted EBITDA	$57	$48	$9	19%

Total non-GAAP Adjusted EBITDA for the three months ended March 31, 2021 increased 19% compared to the same period in 2020, largely due to improved performance across certain of our markets, including increased contribution from higher margin businesses, and a favorable foreign exchange impact, partially offset by increasing costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth. The changes by segment and at Corporate are detailed below:

•North America increased primarily due to $6 million in supply chain services from organic growth, $2 million growth in our prescription management business, and the contribution of adjusted EBITDA from VSG's operations in 2021.

•Europe experienced a $5 million increase in contribution from our higher margin proprietary brands that was offset by $5 million decreases comprised of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany. Following these offsetting effects, Europe increased $2 million from favorable foreign exchange as well as the continuing impact of cost containment actions.

•APAC & Emerging Markets increased primarily due to $2 million in organic growth mainly related to supply chain.

•Corporate contributed an $8 million decrease primarily due to $3 million in increased expenses incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, $2 million from unfavorable foreign exchange transaction loss related to intercompany notes, and $1 million from increased short-term incentive bonus attributable to Corporate.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Credit Facilities

The Credit Facilities include a Term Loan Facility and a Revolving Credit Facility. There were no borrowings from the Revolving Credit Facility as of March 31, 2021 and December 31, 2020.

Short-Term

Our liquidity fluctuates during the year due to sales seasonality. Generally, our sales of parasite protection products in the companion-animal market peak during the spring and summer months, which are hemisphere dependent, as vector-borne diseases typically increase during these seasons. This seasonality also affects the timing and amount of our inventory purchases, and subsequently our accounts payable balances.

We also operate on a disciplined, global approach to inventory management, including replenishing stock as sales deplete inventory to lower holding levels, executing inventory buy-ins only when price discounts make economic sense with no outsized working capital effect, or when vendor rebate targets are within reasonable reach with incremental purchases and no meaningful impact on cash forecasts.

Planned investments included in our near-term strategic plan:

Covetrus, Inc. 2021 Q1 Form 10-Q	24

•Pharmacy innovation and operational capacity in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-Commerce, appointment management, and veterinarian to pet owner connectivity
•Cloud-based practice management software development and coordination with select existing service offerings
•Business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems that support our network like our warehouse management system
•Implementing a regional-wide enterprise resource planning system in Europe to reduce complexity in our global enterprise resource planning landscape
•We continuously evaluate external growth opportunities that support our strategic objectives and may make acquisitions and investments earlier or later than we expect, including that some acquisitions and investments may not come to fruition. In connection with our creation of Distrivet in 2020, we were contractually obligated to pay $12 million to the former owners of Distrivet S.A. on the one-year anniversary of closing, or April 30, 2021

Trends

Our operational plans to manage our liquidity continue to involve seeking opportunities to reduce non-critical capital expenditures, sharpening our focus on collecting supplier rebates and amounts owed to us by customers, managing opportunistic inventory purchases as we carefully monitor sales forecasts and timing of projected price increases, quickly reducing our other costs, and maximizing our payment terms wherever possible. We also continue to monitor cash flow projections and will consider additional borrowings, if needed, based on availability under our Revolving Credit Facility from time to time.

In December 2020, we fully prepaid the 2021 Term Loan Facility's amortization payments which reduced our outstanding balance and lowered the applicable monthly floating interest rates. The next quarterly principal amortization payment of $15 million is due on March 31, 2022.

Our interest rate swap contracts, which effectively fix the borrowing rates on a portion of our floating rate debt, mature on July 31, 2021. Based on the current floating interest rate environment, we anticipate that we will incur lower interest expense, at least for a period of time, following the maturity of our interest rate swap contracts.

We were in compliance with the covenants in our Credit Facilities as of March 31, 2021. Based on our expected Credit Facilities-defined leverage as of March 31, 2021, once the quarterly compliance filing is made, the current applicable margin on our borrowings outstanding will remain unchanged at least until the next compliance filing is made for the three months ended June 30, 2021. Based on the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 5.50x, but will decrease by 0.5x as of June 30, 2021, then an additional 0.5x as of December 31, 2021, and finally to 3.75x as of June 30, 2022 through maturity of the Credit Facilities. The decrease in this particular financial covenant and our required compliance may influence our investment decisions.

The duration of the COVID-19 pandemic continues to be unknown. Should the pandemic extend throughout 2021 and beyond, or the severity of variant strains increase that reduces the effectiveness of vaccines and negatively impacts global economic conditions, then we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, investigate government sponsored financing or tax holiday programs that may be available to us or to our customers, and closely monitor the capital markets for additional opportunities to improve our liquidity position.

Long-term

Our long-term liquidity is expected to be aligned with our strategic development, and the needs of our growing business in terms of investment to fund growth, as well as availability of financing. We currently anticipate the following long-term liquidity trends for our business:

Uses of liquidity:
•Investing in our expansion of global sales and marketing efforts
•Launching new products and services
•Pursuit of strategic, higher-margin acquisition and investment targets
•Increasing our pharmaceutical compounding operations capacity
•International development of presence, product, and service offerings

Covetrus, Inc. 2021 Q1 Form 10-Q	25

•Term Loan Facility amortization payments (beginning again in March 2022)
•Ongoing operating lease payments
•Capital investments in current and future facilities
•Pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed

Sources of liquidity:
•Operations-driven cash generation
•Borrowings on our Revolving Credit Facility
•Availability of financing through the capital markets

Our Term Loan Facility and Revolving Credit Facility bear interest on a floating rate basis at our option, which are referenced to LIBOR. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. Our Credit Facilities, with which we primarily elect to reference 1-month USD LIBOR for our borrowings, will be amended to reflect the replacement basis rate accordingly, when identified.

Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as a long-lasting COVID-19 pandemic or economic downturn, could adversely impact our ability to do so.

Cash and Cash Equivalents

As of March 31, 2021, we had Cash and cash equivalents of $211 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Three Months Ended
(In millions)	March 31, 2021	March 31, 2020	$ Change
Net cash provided by (used for) operating activities	$(59)	$(76)	$17
Net cash provided by (used for) investing activities	(13)	(7)	(6)
Net cash provided by (used for) financing activities	(3)	159	(162)
Total net cash flows	$(75)	$76	$(151)

Cash inflows and outflows from changes in operating activities

For the three months ended March 31, 2021, net cash used for operating activities decreased over the three months ended March 31, 2020, primarily due to improved profitability.

Cash inflows and outflows from changes in investing activities

For the three months ended March 31, 2021, net cash used for investing activities increased compared to net cash used for investing activities for the three months ended March 31, 2020, primarily due to $4 million in proceeds from the sale of property and equipment in the prior year period which reduced the net cash used for investing activities in 2020 with no comparable inflows from property and equipment sales in 2021 and a $2 million increase in purchases of property and equipment in the current period.

Covetrus, Inc. 2021 Q1 Form 10-Q	26

Cash inflows and outflows from changes in financing activities

For the three months ended March 31, 2021, net cash used for financing activities increased compared to net cash provided by financing activities for the three months ended March 31, 2020, primarily due to net inflows in the prior year related to $190 million we borrowed under our Revolving Credit Facility as a precaution in 2020 to increase our cash balance on hand in response to COVID-19 uncertainty, partially offset by $31 million comprised of principal payments for our Term Loan Facility, debt issuance and amendment costs for our Credit Facilities, and acquisition payments.

Contractual Obligations

We had a material change in our contractual obligations since the end of fiscal year 2020 due to a decrease of $18 million in our purchase obligations. See Note 5 - Commitments and Contingencies.

Off-balance Sheet Arrangements
We did not have any material changes in our off-balance sheet arrangements since the end of fiscal year 2020 outside of activities in the ordinary course of business.

Critical Accounting Estimates

Our condensed consolidated financial statements are prepared in accordance with GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts in our condensed consolidated financial statements. There have been no material changes in our critical accounting estimates from those disclosed in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations of our Form 10-K. For a discussion of critical accounting policies and estimates as well as accounting policies adopted, see Note 1 - Business Overview and Significant Accounting Policies of our Form 10-K.

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We continuously evaluate our exposure to foreign currency exchange rate and interest rate risk. There have been no meaningful changes in our exposure to risk associated with fluctuations in foreign currency exchange rates and interest rates related to our variable-rate borrowings under the Credit Facilities from that discussed in our Form 10-K.

Covetrus, Inc. 2021 Q1 Form 10-Q	27

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2021. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

Ongoing Remediation of Previously Identified Material Weakness

As previously disclosed in our Form 10-K, management identified deficiencies in our internal control over financial reporting which related to the accounting for income taxes and determined that the impact of these deficiencies resulted in a material weakness. This material weakness stemmed from issues associated with the transition to expanded in-house tax capabilities and utilization of new tax consultants. As a result of these issues, our controls to review and analyze our income tax provision and deferred income tax balances were not effective.

We developed remediation plans for this material weakness as follows:

•Increasing oversight by our management in the calculation and reporting of certain tax balances of our global operations

•Enhancing policies, procedures, and controls relating to significant judgments impacting our income tax accounts

•Augmenting our tax accounting resources

•Increasing communication to information providers for tax jurisdiction specific information and

•Strengthening communication and information flows between the tax department and the finance group

While Management has made progress to expand our in-house tax resource capabilities and further formalize our internal controls framework, the material weakness in our internal control over financial reporting has not been remediated as of March 31, 2021. It will not be considered remediated until (i) the controls are fully implemented and existing controls are reinforced, (ii) the incremental controls are in operation for a sufficient period of time, and (iii) the controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Covetrus, Inc. 2021 Q1 Form 10-Q	28

PART II

Item 1. Legal Proceedings

Refer to Note 5 - Commitments and Contingencies for information relating to legal proceedings.

Item 1A. Risk Factors

In addition to the information set forth in the Forward-looking Statements in Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, you should carefully consider the factors discussed in our Form 10-K. There have been no material changes to the risk factors disclosed in our Form 10-K. If any of the events described in our Form 10-K actually occur, our business, financial condition, results of operations, and cash flows could be materially and adversely affected, and the trading price of our common stock could decline. Our business could also be affected by additional factors that are not presently known to us or that we currently consider not material. The reader should not consider these factors to be a complete statement of all risks and uncertainties.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2021	53,696	$38.54	—	$—
February 2021	17,170	36.93	—	—
March 2021	22,876	31.84	—	—
	93,742	$36.61	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occur upon vesting of restricted shares

Covetrus, Inc. 2021 Q1 Form 10-Q	29

Item 5. Other Information

On May 4, 2021, the Company entered into an amended and restated employment agreement with Michael Ellis. The agreement is attached hereto as Exhibit 10.1.

The Company approved and amended certain performance stock unit agreements which are attached hereto as Exhibits 10.2, 10.3, and 10.4.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date	No.

10.1†*	Amended and Restated Employment Agreement, effective as of May 4, 2021, by and between the Company and Michael Ellis

10.2†*	Amended Transformation Performance Stock Unit Agreement

10.3†*	2021 Performance Stock Unit Agreement

10.4†*	2021 Performance Stock Unit Agreement for Non-U.S. Participants

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350).

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

Covetrus, Inc. 2021 Form 10-Q	30

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVETRUS, INC.

Date:	May 6, 2021	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 6, 2021	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Covetrus, Inc. 2021 Form 10-Q	31