Form 10-Q
period 2021-06-30
COVETRUS, INC.
filed 2021-08-05
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2021
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

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had 137,616,602 shares of common stock outstanding as of July 30, 2021.

Covetrus, Inc. 2021 Q2 Form 10-Q	2

Glossary of Defined Terms and Abbreviations from our Form 10-K and Form 10-Q

AAFCO	Association of American Feed Control Officials
Acquisition*	Our acquisition of Vets First Choice in an all-stock transaction
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

AIP*	Annual Incentive Plan
Investment and Shareholders Agreement*	The Investment and Shareholders Agreement of Distrivet, S.A. executed on January 13, 2020
Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Clients of our Customers
APAC	Asia Pacific
APVMA	Australian Pesticides and Veterinary Medicines Authority
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
BEAT	Base Erosion & Anti-Abuse Tax
CEO	Chief Executive Officer
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COVID-19	Novel Coronavirus Disease 2019
Credit Facilities*	On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term
Customers*	Veterinarians and animal-health practitioners
CVM	Center for Veterinary Medicine
DEA	U.S. Drug Enforcement Administration
DGCL	Delaware General Corporation Law
Defendants*	The Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer, collectively
Distribution*	All the shares of our common stock that were then owned by our Former Parent were distributed to its stockholders of record as of January 17, 2019. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion to our Former Parent from loan proceeds from our newly established Term Loan Facility
Distrivet*	On April 30, 2020, we combined our subsidiary, SAHS, with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We own 50.01% of the company, called Distrivet, a Covetrus company
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EFTA	European Free Trade Area
EFSA	European Food Safety Authority
EMA	European Medicines Agency
EPA	Environmental Protection Agency
EPS	Basic earnings (loss) per common share
ESG	Environmental, social, and corporate governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FCMA	Fellow Chartered Management Accountant

Covetrus, Inc. 2021 Q2 Form 10-Q	3

FDA	U.S. Food and Drug Administration
FDII	Foreign-derived Intangible Income
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020
Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GDPR	EU General Data Protection Regulation
GFI	Guidance for Industry
GILTI	Global Intangible Low-Taxed Income
Global Technology Solutions or GTS*	The aggregation of our software services with our prescription management platform and related pharmacy services
IRS	Internal Revenue Service
ITGC	Information Technology General Controls
LIBOR	London Interbank Offered Rate
NM	Not Meaningful
NYSE	New York Stock Exchange
NZ EPA	New Zealand Environmental Protection Authority
PSU	Performance Stock Unit
Revolving Credit Facility*	$300 million revolving line of credit for working capital and general corporate purposes
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAHS*	Spain Animal Health Solutions S.L.U.
SEC	Securities and Exchange Commission
Separation*	In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, our Former Parent completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us
SG&A	Selling, general and administrative expenses
Share Sale*	On February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors. The proceeds from the Share Sale were paid to us and distributed to our Former Parent
SMB	Small or Medium-Sized Business
Term Loan Facility*	$1.2 billion term loan facility
Transactions*	Collectively the following events, effective February 7, 2019, Vets First Choice became a wholly-owned subsidiary of Covetrus, Inc. (f/k/a HS Spinco, Inc.), a company formed by our Former Parent in connection with the spin-off of the Animal Health Business and combination with Vets First Choice
TSA	Transition Service Agreements
U.K.	United Kingdom
USD	U.S. Dollar
USDA	U.S. Department of Agriculture
VCP*	Veterinary Care Plans
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
VMD	Veterinary Medicines Directorate
VSG*	Veterinary Study Groups, Inc.
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language
*Defined term or abbreviation is specific to CVET

Covetrus, Inc. 2021 Q2 Form 10-Q	4

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$230	$290
Accounts receivable, net of allowance of $5 and $5	517	507
Inventories, net	557	530
Other receivables	79	67
Prepaid expenses and other	36	26
Total current assets	1,419	1,420
Non-current assets:
Property and equipment, net of accumulated depreciation of $120 and $106	122	116
Operating lease right-of-use assets, net	107	117
Goodwill	1,187	1,187
Other intangibles, net of accumulated amortization of $531 and $470	484	555
Investments and other	95	101
Total assets	$3,414	$3,496
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$427	$411
Current maturities of long-term debt and other borrowings	31	1
Accrued payroll and related liabilities	55	67
Accrued taxes	43	37
Other current liabilities	153	175
Total current liabilities	709	691
Non-current liabilities:
Long-term debt and other borrowings, net	1,040	1,068
Deferred income taxes	16	28
Other liabilities	124	136
Total liabilities	1,889	1,923
Commitments and contingencies (Note 5)
Mezzanine equity:
Redeemable non-controlling interests (Note 10)	23	36
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 137,359,704 shares issued and outstanding as of June 30, 2021; 136,017,964 shares issued and outstanding as of December 31, 2020	1	1
Accumulated other comprehensive loss (Note 9)	(66)	(66)
Additional paid-in capital	2,641	2,629
Accumulated deficit	(1,074)	(1,027)
Total shareholders’ equity	1,502	1,537
Total liabilities, mezzanine equity, and shareholders’ equity	$3,414	$3,496
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	5

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales (Note 3)	$1,189	$1,026	$2,291	$2,091
Cost of sales	969	834	1,861	1,696
Gross profit	220	192	430	395
Operating expenses:
Selling, general and administrative	229	196	442	419
Operating income (loss)	(9)	(4)	(12)	(24)
Other income (expense):
Interest income	—	1	—	1
Interest expense	(9)	(14)	(18)	(28)
Other, net	—	76	—	75
Income (loss) before taxes and equity in earnings of affiliates	(18)	59	(30)	24
Income tax benefit (expense) (Note 6)	(13)	(6)	(17)	(4)
Equity in net earnings of affiliates	—	1	—	1
Net income (loss)	(31)	54	(47)	21
Net (income) loss attributable to redeemable non-controlling interests	—	—	—	(1)
Net income (loss) attributable to Covetrus	$(31)	$54	$(47)	$20

Earnings (loss) per share: (Note 4)
Basic	$(0.23)	$0.40	$(0.34)	$0.15
Diluted	$(0.23)	$0.40	$(0.34)	$0.15
Weighted-average common shares outstanding:
Basic	137	112	137	112
Diluted	137	113	137	113
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	6

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$(31)	$54	$(47)	$21
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	7	6	(4)	(16)
Gain (loss) on derivative instruments	2	1	4	(7)
Total other comprehensive income (loss)	9	7	—	(23)
Comprehensive income (loss)	(22)	61	(47)	(2)
Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	—	—	—	(1)
Foreign currency translation (gain) loss	1	—	—	(2)
Comprehensive (income) loss attributable to redeemable non-controlling interests	1	—	—	(3)
Comprehensive income (loss) attributable to Covetrus	$(21)	$61	$(47)	$(5)
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	7

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2021	136,342,036	$1	$(75)	$2,637	$(1,043)	$1,520
Net income (loss) attributable to Covetrus	—	—	—	—	(31)	(31)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,017,668	—	—	(8)	—	(8)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	14	—	14
Other comprehensive income (loss)	—	—	9	—	—	9
Balance at June 30, 2021	137,359,704	$1	$(66)	$2,641	$(1,074)	$1,502

	Six Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(47)	(47)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,341,740	—	—	(11)	—	(11)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	25	—	25
Other comprehensive income (loss)	—	—	—	—	—	—
Balance at June 30, 2021	137,359,704	$1	$(66)	$2,641	$(1,074)	$1,502
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	8

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2020	111,854,439	$1	$(116)	$2,348	$(1,034)	$1,199
Net income (loss) attributable to Covetrus	—	—	—	—	54	54
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	820,218	—	—	4	—	4
Share-based compensation	—	—	—	10	—	10
Series A preferred stock cash dividend	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	—	—	9	—	—	9
Other					(1)	(1)
Balance at June 30, 2020	112,674,657	$1	$(107)	$2,362	$(983)	$1,273

	Six Months Ended June 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$(86)	$2,339	$(1,001)	$1,253
Net income (loss) attributable to Covetrus	—	—	—	—	20	20
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,054,150	—	—	4	—	4
Share-based compensation	—	—	—	19	—	19
Series A preferred stock cash dividend	—	—	—	—	(2)	(2)
Other comprehensive income (loss)	—	—	(21)	—	—	(21)
Balance at June 30, 2020	112,674,657	$1	$(107)	$2,362	$(983)	$1,273
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	9

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(47)	$21
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	86	82
Amortization of right-of-use assets	14	12
Gain on divestiture of a business	—	(73)
Share-based compensation expense	25	19
Benefit for deferred income taxes	(11)	(2)
Amortization of debt issuance costs	3	3
Other	3	(2)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(12)	(56)
Inventories, net	(30)	130
Other assets and liabilities	(37)	(14)
Accounts payable and accrued expenses	5	(66)
Net cash provided by (used for) operating activities	(1)	54
Cash flows from investing activities:
Purchases of property and equipment	(24)	(24)
Payments related to equity investments and business acquisitions, net of cash acquired	—	(13)
Proceeds from divestiture of a business, net	—	104
Proceeds from sale of property and equipment	—	4
Net cash provided by (used for) investing activities	(24)	71
Cash flows from financing activities:
Proceeds from revolving credit facility	—	190
Repayment of revolving credit facility	—	(190)
Principal payments of debt	—	(62)
Debt issuance and amendment costs	—	(5)
Share-based compensation-related proceeds, net of taxes paid on withholding shares	(10)	4
Proceeds from issuance of Series A preferred stock	—	250
Series A preferred stock issuance costs	—	(6)
Series A preferred stock dividend	—	(2)
Distributions to non-controlling shareholders	(1)	—
Deferred payments related to equity investments and business acquisitions	(13)	(17)
Payments related to the buy-out of non-controlling interests in subsidiaries of Covetrus	(10)	—
Net cash provided by (used for) financing activities	(34)	162
Effect of exchange rate changes on cash and cash equivalents	(1)	(3)
Net change in cash and cash equivalents	(60)	284
Cash and cash equivalents, beginning of period	290	130
Cash and cash equivalents, end of period	$230	$414

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$5	$57
Deconsolidation of a subsidiary	$—	$15
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q2 Form 10-Q	10

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2021, have been prepared in accordance with applicable rules and regulations of the SEC for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

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

Accounting Pronouncements

•As of January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have difficulty understanding, and simplifies the accounting for income taxes. The adoption of this ASU did not have a material impact on the results of our condensed consolidated financial statements.

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference LIBOR. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our debt agreements and interest rate swaps that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. Because our interest rate swaps matured on July 31, 2021, we do not expect an accounting burden, or the relief provided by this ASU for hedging relationships, to impact the results of our condensed consolidated financial statements. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. We will continue to monitor, and, to the extent our Credit Facilities require amendment to reflect a replacement rate prior to December 31, 2022, we will evaluate the benefits of adopting this ASU.

Covetrus, Inc. 2021 Q2 Form 10-Q	11

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

2. SEGMENT DATA

The following tables reflect our segment and Corporate information and reconciles non-GAAP Adjusted EBITDA for reportable segments to consolidated Net income (loss) attributable to Covetrus:

	Three Months Ended June 30, 2021
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$713	$366	$114	$—	$(4)	$1,189
Adjusted EBITDA	$59	$20	$9	$(22)	$—	$66

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(31)
Plus: Depreciation and amortization						43
Plus: Interest expense, net						9
Plus: Income tax (benefit) expense						13
Earnings (loss) before interest, taxes, depreciation, and amortization						34
Plus: Share-based compensation						14
Plus: Strategic consulting						12
Plus: Transaction costs (a)						1
Plus: Separation programs and executive severance						2
Plus: Other items, net						3
Non-GAAP Adjusted EBITDA						$66

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures

	Three Months Ended June 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$602	$342	$85	$—	$(3)	$1,026
Adjusted EBITDA	$55	$16	$5	$(13)	$—	$63

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$54
Plus: Depreciation and amortization						41
Plus: Interest expense, net						13
Plus: Income tax (benefit) expense						6
Earnings (loss) before interest, taxes, depreciation, and amortization						114
Plus: Share-based compensation						10
Plus: Strategic consulting						5
Plus: Formation of Covetrus (a)						7
Plus: Separation programs and executive severance						1
Plus: Capital structure						1
Less: Other items, net (b)						(75)
Non-GAAP Adjusted EBITDA						$63

(a) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(b) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS

Covetrus, Inc. 2021 Q2 Form 10-Q	12

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Six Months Ended June 30, 2021
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,348	$727	$226	$—	$(10)	$2,291
Adjusted EBITDA	$111	$41	$19	$(48)	$—	$123

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(47)
Plus: Depreciation and amortization						86
Plus: Interest expense, net						18
Plus: Income tax (benefit) expense						17
Earnings (loss) before interest, taxes, depreciation, and amortization						74
Plus: Share-based compensation						25
Plus: Strategic consulting						14
Plus: Transaction costs (a)						2
Plus: Formation of Covetrus (b)						2
Plus: Separation programs and executive severance						2
Plus: Equity method investments and non-consolidated affiliates (c)						1
Plus: Other items, net						3
Non-GAAP Adjusted EBITDA						$123

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

	Six Months Ended June 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,152	$764	$180	$—	$(5)	$2,091
Adjusted EBITDA	$96	$34	$12	$(31)	$—	$111

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$20
Plus: Depreciation and amortization						82
Plus: Interest expense, net						27
Plus: Income tax (benefit) expense						4
Earnings (loss) before interest, taxes, depreciation, and amortization						133
Plus: Share-based compensation						19
Plus: Strategic consulting						9
Plus: Transaction costs (a)						6
Plus: Formation of Covetrus (b)						14
Plus: Separation programs and executive severance						2
Plus: IT infrastructure						2
Plus: Capital structure						1
Less: Other items, net (c)						(75)
Non-GAAP Adjusted EBITDA						$111

(a) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(b) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(c) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS

See Note 3 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

Covetrus, Inc. 2021 Q2 Form 10-Q	13

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended June 30, 2021
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$587	$20	$131	$(25)	$713
Europe	368	2	—	(4)	366
APAC & Emerging Markets	112	2	—	—	114
Eliminations	(4)	—	—	—	(4)
Total Net sales	$1,063	$24	$131	$(29)	$1,189

	Three Months Ended June 30, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$495	$19	$110	$(22)	$602
Europe	342	2	—	(2)	342
APAC & Emerging Markets	83	2	—	—	85
Eliminations	(3)	—	—	—	(3)
Total Net sales	$917	$23	$110	$(24)	$1,026

	Six Months Ended June 30, 2021
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,112	$40	$243	$(47)	$1,348
Europe	732	5	—	(10)	727
APAC & Emerging Markets	221	5	—	—	226
Eliminations	(10)	—	—	—	(10)
Total Net sales	$2,055	$50	$243	$(57)	$2,291

	Six Months Ended June 30, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$956	$40	$195	$(39)	$1,152
Europe	766	4	—	(6)	764
APAC & Emerging Markets	176	4	—	—	180
Eliminations	(5)	—	—	—	(5)
Total Net sales	$1,893	$48	$195	$(45)	$2,091

Contract Assets and Contract Liabilities

Contract asset balances as of June 30, 2021 and December 31, 2020 were not material. There have been no material changes in our current portion of contract liabilities since the end of fiscal year 2020, and the amounts related to non-current contract liabilities were not material as of June 30, 2021 and December 31, 2020. See Note 1 - Business Overview and Significant Accounting Policies and Note 5 - Revenue from Contracts with Customers of our Form 10-K.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of June 30, 2021 were not material.

Covetrus, Inc. 2021 Q2 Form 10-Q	14

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
4. EARNINGS (LOSS) PER SHARE

EPS is computed by dividing Net income (loss) available to common shareholders by the weighted-average common shares outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, performance stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan and shares issuable under our Employee Stock Purchase Plan are included in the diluted EPS calculation to the extent they are dilutive.

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Covetrus	$(31)	$54	$(47)	$20

Adjustment for:
Dividends declared on Series A preferred stock	—	(2)	—	(2)
Allocation of earnings to participating securities	—	(6)	—	(1)
Net income (loss) available to common shareholders	$(31)	$46	$(47)	$17

Denominator:
Basic
Weighted-average common shares outstanding	137	112	137	112
Diluted
Effect of dilutive shares	—	1	—	1
Weighted-average common shares outstanding	137	113	137	113

Earnings (loss) per share:
Basic	$(0.23)	$0.40	$(0.34)	$0.15
Diluted	$(0.23)	$0.40	$(0.34)	$0.15

Potentially dilutive securities (a)	5	19	5	12

(a) Potentially dilutive securities for 2021 and 2020 include stock options, restricted stock units, restricted stock awards, and performance stock units and were excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect. During 2020, until converted, the outstanding Series A preferred stock was dilutive and excluded from the computation of diluted earnings per share because the stock would have had an antidilutive effect.

5. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. Legal fees are expensed as incurred. No material loss contingencies were accrued as of June 30, 2021.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Defendants. The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. On August 3, 2021, the Court issued an order granting in part and denying in part Defendants’ motions to dismiss. In particular, the Court dismissed, with prejudice, all claims asserted against our Former Chief Financial Officer, a director, and our Former Parent, as well as certain claims based on alleged misrepresentations attributed to the Company and our Former Chief Executive Officer.

Covetrus, Inc. 2021 Q2 Form 10-Q	15

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
We intend to continue to defend the remaining claims vigorously. Given the uncertainty of litigation, the preliminary stage of the case, and the legal standards that must be met for, among other things, class certification and success on the merits, we cannot estimate the reasonably possible loss or range of loss that may result from this action.

Purchase Obligations

We are party to an exclusive supply agreement with an aggregate unconditional commitment to purchase $32 million for certain products within the U.S. market until 2025. Our unconditional purchase obligation for 2021 is $8 million. For the three and six months ended June 30, 2021, we purchased products totaling $2 million and $4 million, respectively. Our forecasted sales exceed our purchase obligations under this agreement.

In 2019, we engaged a third party for services over a three-year period ending December 31, 2022. We considered the contract to be of a “take-or-pay” nature due to the termination fees embedded in the contract: fixed termination fees of $12 million until mid-November 2020 and $14 million thereafter, plus any variable performance fees through termination. The fixed portion of the contract was capped at $14 million while the variable portion of the contract was capped at $39 million over the term of the engagement. In April 2021, we amended this contract with the third-party service provider such that the terms of the original agreement were deemed fully satisfied by both parties. This amendment resulted in a decrease of $18 million from the remaining commitments under the original terms of the agreement. In connection with the contract amendment, we agreed to pay the third party $10 million for specific services, which were completed and fully accrued for as of June 30, 2021.

6. INCOME TAXES

Income tax expense for the three months ended June 30, 2021 was $13 million on a loss before taxes and equity in earnings of affiliates of $18 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

Income tax expense for the six months ended June 30, 2021 was $17 million on a loss before taxes and equity in earnings of affiliates of $30 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

Income tax expense for the three months ended June 30, 2020 was $6 million on income before taxes and equity in earnings of affiliates of $59 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and the sale of our scil business.

Income tax expense for the six months ended June 30, 2020 was $4 million on income before taxes and equity in earnings of affiliates of $24 million. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to non-deductible share-based compensation expenses, the sale of our scil business, valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets, and the federal tax impact of international operations included as GILTI.

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

We have certain financial assets and liabilities that are measured at fair value on a recurring basis, certain nonfinancial assets and liabilities that may be measured at fair value on a non-recurring basis, and certain financial assets and liabilities that are not measured at fair value in our condensed consolidated balance sheets, but the fair value is disclosed. The fair value disclosures of these assets and liabilities are based on a three-level hierarchy, which is defined as follows:

•Level 1 - Unadjusted quoted prices in active markets for identical assets or liabilities

Covetrus, Inc. 2021 Q2 Form 10-Q	16

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

There were no changes in valuation approaches or techniques during the three and six months ended June 30, 2021. See Note 11 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

Assets	Level	June 30, 2021	December 31, 2020
Distrivet call option	3	$1	$2
Total assets		$1	$2

Liabilities	Level	June 30, 2021	December 31, 2020
Interest rate swap contracts	2	$1	$5
Distrivet put option	3	2	1
Total liabilities		$3	$6

Interest Rate Swap Contracts

Our derivatives at June 30, 2021 consisted of five interest rate swap contracts which are over-the-counter and not traded through an exchange. The fair values of our swap contracts are determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. These interest rate swap contracts matured on July 31, 2021. See Note 8 - Derivatives.

Distrivet Options

The Distrivet options fair value was derived from a Monte Carlo simulation methodology. The significant unobservable inputs utilized in this Level 3 fair value measurement includes the enterprise value of Distrivet ($130 million), volatility (35%), and cost of capital, which considered market participant inputs regarding capital structure and risk premiums, (15%). We regularly evaluate each of the assumptions used in establishing the asset and liability. Significant changes in assumptions could result in significantly lower or higher fair value measurements.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, net, Operating lease right-of-use assets, net, Goodwill, and Other intangibles, net. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ending June 30, 2021.

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

Covetrus, Inc. 2021 Q2 Form 10-Q	17

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

8. DERIVATIVES

We are exposed to the impact of changes in interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and may use derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.
In July and August 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that are designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts effectively fixed the borrowing rates on a portion of our floating rate debt. The base notional amounts matured on July 31, 2021. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows we pay on our variable rate borrowings.
Our interest rate swap agreements exchanged payment streams based on the notional principal amount. These agreements fixed our future interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount.

The following table discloses the fair value and balance sheet location of our derivative instruments:

	Liability Derivatives
Cash Flow Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swap contracts	Other current liabilities	$1	$5

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective and are expected to be highly effective throughout the hedge period. Therefore, we performed a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. As of June 30, 2021, derivative gains and losses were reported as a component of Other comprehensive income (loss) and will subsequently be recorded in the condensed consolidated statements of operations when the hedged transaction is recognized in earnings.

The effect of cash flow hedges on Other comprehensive income (loss) was as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
Cash Flow Hedging Instruments	Location	2021	2020	2021	2020
Interest rate swap contracts	Interest (income) expense	$2	$1	$4	$1

The net amount of deferred losses on cash flow hedges that are expected to be reclassified from Accumulated other comprehensive income (loss) into Interest expense within the next 12 months is $1 million.

9. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

Covetrus, Inc. 2021 Q2 Form 10-Q	18

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Three Months Ended June 30, 2021	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at March 31, 2021	$(1)	$(74)	$(75)
Other comprehensive loss before reclassifications	—	7	7
Reclassified from Accumulated other comprehensive loss to earnings	2	—	2
Period Change	2	7	9
Balance at June 30, 2021	$1	$(67)	$(66)

Three Months Ended June 30, 2020
Balance at March 31, 2020	$(8)	$(108)	$(116)
Other comprehensive loss before reclassifications	—	6	6
Reclassified from Accumulated other comprehensive loss to earnings	1	2	3
Period Change	1	8	9
Balance at June 30, 2020	$(7)	$(100)	$(107)

Six Months Ended June 30, 2021	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2020	$(3)	$(63)	$(66)
Other comprehensive loss before reclassifications	—	(4)	(4)
Reclassified from Accumulated other comprehensive loss to earnings	4	—	4
Period Change	4	(4)	—
Balance at June 30, 2021	$1	$(67)	$(66)

Six Months Ended June 30, 2020
Balance at December 31, 2019	$—	$(86)	$(86)
Other comprehensive loss before reclassifications	(7)	(16)	(23)
Reclassified from Accumulated other comprehensive loss to earnings	—	2	2
Period Change	(7)	(14)	(21)
Balance at June 30, 2020	$(7)	$(100)	$(107)

Comprehensive income (loss) includes certain gains and losses that are excluded from Net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity. We recognize foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. The condensed consolidated financial statements are denominated in USD. Fluctuations in the value of foreign currencies as compared to USD may have a significant impact on Comprehensive income (loss). The tax effect on accumulated unrealized losses on derivative instruments was not material for the periods presented. See Note 8 - Derivatives.

10. REDEEMABLE NON-CONTROLLING INTERESTS

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. We initially record our Redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. During the three months ended June 30, 2021, we acquired the remaining minority interest held by our former partners in certain of our Brazilian entities.

The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets as follows:

Covetrus, Inc. 2021 Q2 Form 10-Q	19

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$36	$10
Decrease due to redemptions	(13)	(4)
Increase due to business acquisitions	—	24
Net income (loss) attributable to redeemable non-controlling interests	—	2
Dividends declared	(2)	—
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	—	(2)
Change in redemption value	2	6
Balance at end of period	$23	$36

11. SUBSEQUENT EVENT

On July 9, 2021, we acquired 100% of VCP, in a cash and stock transaction, for $65 million. VCP is a wellness plan administration platform providing veterinary practices proprietary software along with business services to enable them to launch, manage, and grow care programs for their clients. Our acquisition of VCP broadens our overall value proposition for our Customers and their Animal Owner clients and offers opportunity to deliver an integrated experience with our practice management software and prescription management platform.

Covetrus, Inc. 2021 Q2 Form 10-Q	20

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Form 10-Q, and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto, including our ability to continue operations at our distribution centers and pharmacies
•the ability to successfully integrate acquisitions, operations, and employees
•the ability to continue to execute on our strategic plan
•the ability to retain key personnel
•the ability to achieve performance targets, including managing our growth effectively
•the ability to manage relationships with our supplier and distributor network, including negotiating acceptable pricing and other terms with these partners
•the ability to attract and retain customers in a price sensitive environment
•the ability to maintain quality standards in our technology product offerings as well as associated customer service interactions to minimize loss of existing Customers and attract new Customers
•access to financial markets along with changes in interest rates and foreign currency exchange rates
•changes in the legislative landscape in which we operate, including potential corporate tax reform, and our ability to adapt to those changes as well as adaptation by the third-parties we are dependent upon for supply and distribution
•the impact of litigation
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
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Form 10-K.

Covetrus, Inc. 2021 Q2 Form 10-Q	21

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

Across our segments and major product groups, the willingness of Animal Owners to seek care and spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for, their pets. Across the companion-animal, equine, and large-animal markets, we anticipate that for us to succeed on our strategic roadmap, we should seek to strengthen the relationship between Customers and Animal Owners and provide our Customers with the necessary products, including our proprietary brands and compounded medications, and technology solutions, including our recent acquisition of VCP in the wellness space, for them to deliver care for pets.

Key Factors and Trends Affecting our Results

Growth continues following the onset of the COVID-19 pandemic

During 2020, the animal-health market largely benefited from the lockdowns instituted in response to the COVID-19 pandemic, including the benefit to veterinary practices, including our Customers, from an increase in visits driven by people adopting more pets during 2020 as well as companion Animal Owners increasing their per-visit spend with their veterinarians. This is expected to be a multi-year effect as these Animal Owners seek care from veterinary practices for their newly adopted pets. Additionally, the required responses to mitigate the spread of the COVID-19 pandemic shifted Customer and Animal-owner demand to our prescription management and online pharmacy services. However, we did not experience this COVID-19 driven growth on a straight-line basis: there was a spike in supply chain services sales in March 2020 that we consider a pull-forward effect, followed by a significant weakening of sales in April 2020 as that pull-forward effect balanced out; our growth in supply chain services and prescription management then accelerated for the remainder of the second quarter of 2020 before normalizing in the third and fourth quarters of 2020.

On a year-over-year basis, the surge of sales during the first six months of 2020, and particularly in the second quarter of 2020, provided a difficult comparable to our first six months of 2021 performance. The net sales growth in the first six months of 2021 reflects the continued resiliency of the companion-animal end-market, our improved sales execution which was furthered by our commercial organization realignment in North America as of January 1, 2021, and elevated purchasing patterns from our prescription management and online pharmacy service users. Our prescription management and online pharmacy service are currently available in North America and as the economy re-opens, which remains unpredictable due to the increasing COVID-19 variant infection rates, users’ behavior may change. However, we believe the retention of Customers and their Animal Owner clients brought to us during the COVID-19 pandemic in 2020 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving greater utilization of our online pharmacy services could lead to long-term net sales growth.

Due to increasing COVID-19 variant infection rates across the globe, some regions are re-entering lockdowns and stepping up restrictions. As discussed above, the animal-health industry and veterinary-care sector have proven resilient. However, we will continue to actively monitor how COVID-19 is impacting our business operation and the industry and may take further actions to alter our business operations in the best interests of our employees, Customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Covetrus, Inc. 2021 Q2 Form 10-Q	22

Foreign Currency Effects

Our performance was positively affected by the appreciation of other currencies as compared to USD in the first and second quarters of 2021 as compared to the same periods of 2020. However, this effect may be temporary.

Investing in Innovation and Corporate Infrastructure

During 2020, we undertook certain temporary cost-containment measures to help us manage the uncertainty created by the COVID-19 pandemic, which are no longer present in the second quarter of 2021. Additionally, we experienced a beneficial effect on SG&A in 2020 from decreased travel and in-person trade shows and conferences as a result of the COVID-19 and the return of in-person commercial activity beginning in the second quarter of 2021 has resulted in an increase in our expenses related to these meetings and events. We also continue to spend on our corporate functions to build out the structure necessary to support our business today and in the future. Our strategic initiatives in the near and long-term are focused on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions. SmartPak and Covetrus-branded products and proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. Our prescription management platform and compounding services are included within our prescription management major product category. To support these strategic initiatives, our spending will likely further increase to support our continued acquisitive and organic growth in the animal-health market. We also expect to invest in internal initiatives to develop technology to be used across our business to drive greater efficiency as well as coordination of our global employee base.

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

Effective January 1, 2021, we no longer are partnered with Merck & Co., in the U.K., which contributed to a decrease in our U.K. Net sales for the six months ending June 30, 2021, and which we expect will also result in decreases for the remainder of this fiscal year. We also are no longer partnered with one of our customers in the U.K., which further depressed our U.K. Net sales, which we expect to continue throughout 2021. We are taking action to mitigate the effects of the supplier and customer loss in the U.K., and we do not expect the profitability impact to be significant. Our U.K. net sales as a percentage of our consolidated net sales decreased to 8% during the six months ending June 30, 2021 from 12% in the six months ending June 30, 2020.

The transition of our supply chain operations in Germany to a third-party logistics provider in late 2020 has resulted in disruption to our supply chain, including a reduction in customer sales volumes. We are likely to experience lower sales volume on a year-over-year basis until the end of the third quarter of 2021 at which time the transition effect is present in our results for both the current and prior year. However, we are making progress on stabilizing our customer base and improving service levels in this market. Our German operations represented 2% of our Net sales for the six months ending June 30, 2021.

Our supplier relationships are concentrated with five suppliers accounting for approximately 49% and 50% of our purchases for the six months ended June 30, 2021 and for the year ended December 31, 2020, respectively. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. As these contracts are largely country-specific, annual relationships and separated between supply chain and prescription management, our ability to exercise influence over the terms is currently limited and negatively impacting our gross profit margin. We expect our future success necessitates achieving better terms and stronger relationships with our manufacturers and suppliers as we work with these partners on global initiatives. We expect to utilize our strategic growth initiatives to influence Customer and Animal-Owner brand loyalty in our efforts to drive value for our manufacturers and suppliers. However, if a competitor is able to obtain better terms with suppliers in the veterinary channel or obtain exclusivity on products we typically sell to our Customers within the global animal-health market or if a supplier decides to go directly to the Customer or Animal Owner and bypass our services, our business could be impacted beyond the short term.

Acquisition-driven Amortization

As we pursue a growth strategy through acquisitions, we are likely to acquire intangible assets, such as customer relationships, trademarks, patents, product development (including formulas), and non-compete agreements. Our intangibles are predominately composed of intangibles acquired through our acquisition of Vets First Choice. These acquired intangibles have useful lives of 5

Covetrus, Inc. 2021 Q2 Form 10-Q	23

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

	Three Months Ended June 30,		Six Months Ended June 30,
Location	2021	2020	2021	2020
Cost of sales	$1	$1	$2	$2
Selling, general and administrative	33	32	67	65
Total amortization expense	$34	$33	$69	$67

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

Covetrus, Inc. 2021 Q2 Form 10-Q	24

Results of Operations

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	$ Increase (Decrease)	% Increase (Decrease)	June 30, 2021	June 30, 2020	$ Increase (Decrease)	% Increase (Decrease)
Net sales	$1,189	$1,026	$163	16%	$2,291	$2,091	$200	10%
Cost of sales	969	834	135	16	1,861	1,696	165	10
Gross profit	220	192	28	15	430	395	35	9
Operating expenses:
Selling, general and administrative	229	196	33	17	442	419	23	5
Operating income (loss)	$(9)	$(4)	$5	125%	$(12)	$(24)	$(12)	(50)%

Interest expense, net	$(9)	$(13)	$(4)	(31)%	$(18)	$(27)	$(9)	(34)%
Other, net (a)	$—	$76	$(76)	(100)%	$—	$75	$(75)	(100)%

Net income (loss)	$(31)	$54	$(85)	NM	$(47)	$21	$(68)	NM
Net income (loss) attributable to Covetrus	$(31)	$54	$(85)	NM	$(47)	$20	$(67)	NM

(a) Includes a $73 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
North America	$713	$602	$111	18%	$1,348	$1,152	$196	17%
Europe	366	342	24	7	727	764	(37)	(5)
APAC & Emerging Markets	114	85	29	34	226	180	46	26
Eliminations	(4)	(3)	(1)	(33)	(10)	(5)	(5)	(100)
Total Net sales	$1,189	$1,026	$163	16%	$2,291	$2,091	$200	10%

Consolidated net sales +$163 million І +16%
3 months Q2 2021 v Q2 2020
↑ Primarily due to net supply chain organic growth, favorable foreign exchange, and prescription management growth
↓ Largely driven by net sales that are no longer being contributed following our deconsolidation of a subsidiary in Spain in the second quarter of 2020 and the managed exit of our French distribution business in the fourth quarter of 2020

North America net sales +$111 million І +18%
3 months Q2 2021 v Q2 2020
↑ Primarily due to $88 million in net supply chain organic growth driven by total animal-health market demand and gains in our market share in the companion-animal market, which is our largest market, and $21 million from prescription management growth

Europe net sales +$24 million І +7%
3 months Q2 2021 v Q2 2020
↑ Primarily due to a favorable foreign exchange impact of $35 million, $29 million in organic growth including the strong performance in the Netherlands, Ireland, Belgium and in our proprietary brands, Kruuse and Vi
↓ Largely due to $24 million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $16 million from divestitures that occurred in 2020 as the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business contributed net sales for all or part of the second quarter of 2020

Covetrus, Inc. 2021 Q2 Form 10-Q	25

APAC & Emerging Markets net sales +$29 million І +34%
3 months Q2 2021 v Q2 2020
↑ More than explained by $15 million from strong underlying supply chain organic growth and a $15 million favorable foreign exchange effect

Consolidated net sales +$200 million І +10%
6 months Q2 2021 v Q2 2020
↑ Primarily due to net supply chain organic growth (which is heavily affected by the European supply chain effects discussed below), favorable foreign exchange, and prescription management growth
↓ Largely due to net sales that are no longer being contributed following our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

North America net sales +$196 million І +17%
6 months Q2 2021 v Q2 2020
↑ Primarily due to $147 million in net supply chain organic growth driven by total animal-health market demand and gains in our market share in the companion-animal market, which is our largest market, and $48 million from prescription management growth
↓ Largely due to $3 million from net sales that are no longer being contributed following our disposition of scil in the second quarter of 2020

Europe net sales -$37 million І -5%
6 months Q2 2021 v Q2 2020
↓ Largely due to $87 million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $55 million from the disposition of scil, the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business that occurred in 2020 as the divested businesses contributed net sales for all or part of the first half of 2020
↑ Primarily due to $62 million in favorable foreign exchange, $43 million in organic growth including the strong performance in the Netherlands, Ireland, Belgium and in our proprietary brands, Kruuse and Vi

APAC & Emerging Markets net sales +$46 million І +26%
6 months Q2 2021 v Q2 2020
↑ Primarily due to $25 million in favorable foreign exchange and $21 million from strong underlying supply chain organic growth

Gross Profit and Gross Profit Margin

	Three Months Ended
(In millions)	June 30, 2021	Gross Margin %	June 30, 2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$144	20.2%	$127	21.1%	$17	13%
Europe	53	14.5	48	14.0	5	10
APAC & Emerging Markets	23	20.2	17	20.0	6	35
Total Gross profit	$220	18.5%	$192	18.7%	$28	15%

	Six Months Ended
(In millions)	June 30, 2021	Gross Margin %	June 30, 2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$275	20.4%	$247	21.4%	$28	11%
Europe	109	15.0	112	14.7	(3)	(3)
APAC & Emerging Markets	46	20.4	36	20.0	10	28
Total Gross profit	$430	18.8%	$395	18.9%	$35	9%

Covetrus, Inc. 2021 Q2 Form 10-Q	26

Consolidated gross profit +$28 million І +15%
3 months Q2 2021 v Q2 2020
↑ Primarily due to supply chain organic growth*, favorable foreign exchange, and prescription management growth
↓ Largely due to net sales that are no longer being contributed following our deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

*Consolidated supply chain organic growth was heavily affected by the decrease in Europe, largely driven by disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K. Our proprietary brands are contributing higher gross profit, which is lessening the negative impact from the supply chain effects in Europe

North America gross profit +$17 million І +13%
3 months Q2 2021 v Q2 2020
↑ Primarily due to $11 million from supply chain organic growth and $4 million from prescription management growth

Europe gross profit +$5 million І +10%
3 months Q2 2021 v Q2 2020
↑ Primarily due to $5 million from favorable foreign exchange, $4 million from the increased contribution from higher margin proprietary brands, and $3 million from supply chain organic growth in several markets
↓ Largely due to $5 million decrease in supply chain gross profit from the items discussed in consolidated above and $2 million from the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business that occurred in 2020 as the businesses contributed gross profit for all or part of the second quarter of 2020

APAC & Emerging Markets gross profit +$6 million І +35%
3 months Q2 2021 v Q2 2020
↑ Primarily due to $3 million from organic growth, primarily related to supply chain, and $3 million from favorable foreign exchange

Consolidated gross profit +$35 million І +9%
6 months Q2 2021 v Q2 2020
↑ Primarily due to supply chain organic growth*, favorable foreign exchange, and prescription management growth
↓ Largely due to net sales that are no longer being contributed following our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020 as the divested businesses contributed gross profit for all or part of the first half of 2020

*Consolidated supply chain organic growth was heavily affected by the decrease in Europe, largely driven by disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K. Our proprietary brands are contributing higher gross profit, which is lessening the negative impact from the supply chain effects in Europe

North America gross profit +$28 million І +11%
6 months Q2 2021 v Q2 2020
↑ Primarily due to $15 million from supply chain organic growth and $10 million from prescription management growth

Europe gross profit -$3 million І -3%
6 months Q2 2021 v Q2 2020
↓ Largely due to $13 million from a decrease in supply chain gross profit from the items discussed in consolidated above and $10 million from our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020 as the businesses contributed gross profit for all or part of the first half of 2020
↑ Primarily due to $9 million from favorable foreign exchange, $7 million in strong performance in our proprietary brands Kruuse and Vi, and $4 million from organic growth in several markets, including the Netherlands, Ireland, and Belgium

Covetrus, Inc. 2021 Q2 Form 10-Q	27

APAC & Emerging Markets gross profit +$10 million І +28%
6 months Q2 2021 v Q2 2020
↑ Primarily due to $6 million from organic growth, primarily related to supply chain, and $4 million from favorable foreign exchange
SG&A

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
North America	$127	$114	$13	11%	$251	$235	$16	7%
Europe	42	39	3	8	84	92	(8)	(9)
APAC & Emerging Markets	16	13	3	23	30	27	3	11
Corporate	44	30	14	47	77	65	12	18
Total SG&A	$229	$196	$33	17%	$442	$419	$23	5%

Consolidated SG&A +$33 million І +17%
3 months Q2 2021 v Q2 2020
↑ Largely due to increased costs to support growth in our North America supply chain and prescription management services businesses*, increased costs incurred as we continue to invest in innovation and corporate infrastructure to enable our growth*, increased strategic consulting fees, unfavorable foreign exchange, increased share-based compensation expense*
↓ Primarily due to decreased expense related to the formation of Covetrus, a decrease in expenses that are no longer being incurred following the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business

*Increases from the year-over-year effect of global COVID-19 related cost containment measures that were undertaken in 2020 and those specific actions no longer being in place in 2021 are captured in our increased costs to support our growth and our share-based compensation expense

North America SG&A +$13 million І +11%
3 months Q2 2021 v Q2 2020
↑ Largely due to increased costs to support the growth in our supply chain of $6 million and prescription management services of $4 million

Acquisition-related intangible amortization was 23% in 2021 and 25% in 2020

Europe SG&A +$3 million І +8%
3 months Q2 2021 v Q2 2020
↑ Largely due to a $4 million impact from unfavorable foreign exchange and $2 million from increased costs, including costs stemming from the presence of COVID-19 cost containment measures in 2020 that are no longer in place in 2021
↓ Primarily due to a $2 million decrease from expenses that are no longer being incurred following our deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business and $2 million from decreased expenses related to the formation of Covetrus

APAC & Emerging Markets SG&A +$3 million І +23%
3 months Q2 2021 v Q2 2020
↑ Largely due to $2 million in unfavorable foreign exchange

Corporate SG&A +$14 million І +47%
3 months Q2 2021 v Q2 2020
↑ Largely due to $7 million in increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, $7 million in increased strategic consulting fees, and $3 million from increased share-based compensation driven by performance stock unit incentive programs
↓ Primarily due to $4 million from decreased expenses related to the formation of Covetrus

Covetrus, Inc. 2021 Q2 Form 10-Q	28

Consolidated SG&A +$23 million І +5%
6 months Q2 2021 v Q2 2020
↑ Largely due to increased costs to support growth in our North America supply chain and prescription management services*, increased costs incurred as we continue to invest in innovation and corporate infrastructure to enable our growth*, unfavorable foreign exchange effects, increased share-based compensation* and increased strategic consulting fees
↓ Primarily due to decreased expense related to the formation of Covetrus, a decrease in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, and a decrease in transaction costs

*Increases from the year-over-year effect of global COVID-19 related cost containment measures that were undertaken in 2020 and those specific actions no longer being in place in 2021 are captured in our increased costs to support our growth and our share-based compensation expense

North America SG&A +$16 million І +7%
6 months Q2 2021 v Q2 2020
↑ Largely due to increased costs to support the growth in our prescription management services of $7 million and supply chain of $6 million
↓ Primarily due to $1 million in decreased travel and advertising expense driven by pre-COVID-19 travel and advertising expense present in the first quarter of 2020 and $1 million from decreased share-based compensation expense driven by the commercial organization realignment in North America

Acquisition-related intangible amortization was 24% in 2021 and 25% in 2020

Europe SG&A -$8 million І -9%
6 months Q2 2021 v Q2 2020
↓ Primarily due to an $11 million decrease in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020, $3 million decrease in expenses related to the formation of Covetrus, $2 million in reduced transaction costs, and $2 million decrease in travel and advertising expense driven by pre-COVID-19 travel and advertising expense present in the first quarter of 2020
↑ Largely due to a $7 million unfavorable foreign exchange effect and $4 million of increased costs, including costs stemming from the presence of COVID-19 cost containment measures in 2020 that are no longer in place in 2021

APAC & Emerging Markets SG&A +$3 million І +11%
6 months Q2 2021 v Q2 2020
↑ Largely due to $3 million in unfavorable foreign exchange

Corporate SG&A +$12 million І +18%
6 months Q2 2021 v Q2 2020
↑ Largely due to $12 million in increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, $6 million from increased share-based compensation driven by performance stock unit incentive programs, and $5 million in increased strategic consulting fees
↓ Primarily due to $7 million in decreased expenses related to the formation of Covetrus, a $2 million decrease in transaction costs, $2 million in decreased IT infrastructure costs, and a $1 million decrease in capital structure related costs

Income Taxes

3 months Q2 2021
Income tax expense of $13 million on a loss before income taxes and equity earnings in affiliates of $18 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

Covetrus, Inc. 2021 Q2 Form 10-Q	29

3 months Q2 2020
Income tax expense of $6 million on income before income taxes and equity earnings in affiliates of $59 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets and the sale of our scil business.

6 months Q2 2021
Income tax expense of $17 million on a loss before income taxes and equity earnings in affiliates of $30 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

6 months Q2 2020
Income tax expense of $4 million on income before income taxes and equity earnings in affiliates of $24 million
The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to non-deductible share-based compensation expenses, the sale of our scil business, valuation allowances due to uncertainty regarding the realization of future tax benefits from deferred tax assets, and the federal tax impact of international operations included as GILTI.

Adjusted EBITDA

	Three Months Ended				Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	$ Change	% Change	June 30, 2021	June 30, 2020	$ Change	% Change
North America	$59	$55	$4	7%	$111	$96	$15	16%
Europe	20	16	4	25	41	34	7	21
APAC & Emerging Markets	9	5	4	80	19	12	7	58
Corporate	(22)	(13)	(9)	NM	(48)	(31)	(17)	NM
Total Non-GAAP Adjusted EBITDA	$66	$63	$3	5%	$123	$111	$12	11%

Consolidated Non-GAAP Adjusted EBITDA +$3 million І +5%
3 months Q2 2021 v Q2 2020
↑ Primarily due to improved performance across certain of our markets, including an increased contribution from higher margin products and services, and a favorable foreign exchange impact
↓ Largely due to increasing costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth

North America Adjusted EBITDA +$4 million І +7%
3 months Q2 2021 v 2020
↑ More than explained by a $5 million increase from supply chain organic growth

Europe Adjusted EBITDA +$4 million І +25%
3 months Q2 2021 v Q2 2020
↑ Primarily due to a $3 million increase in contribution from our higher margin proprietary brands, $2 million of positive organic growth in several markets, including the Netherlands, Ireland, Belgium, and $2 million from favorable foreign exchange
↓ Largely due to a $4 million decrease composed of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany

APAC & Emerging Markets Adjusted EBITDA +$4 million І +80%
3 months Q2 2021 v Q2 2020
↑ Primarily due to a $3 million increase from organic growth mainly related to supply chain and favorable foreign exchange

Covetrus, Inc. 2021 Q2 Form 10-Q	30

Corporate Non-GAAP Adjusted EBITDA -$9 million
3 months Q2 2021 v Q2 2020
↓ Largely due to $7 million in increased expenses incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth

Consolidated Non-GAAP Adjusted EBITDA +$12 million І +11%
6 months Q2 2021 v Q2 2020
↑ Primarily due to improved performance across certain of our markets, including an increased contribution from higher margin products and services and a favorable foreign exchange impact
↓ Largely due to increasing costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth

North America Adjusted EBITDA +$15 million І +16%
6 months Q2 2021 v Q2 2020
↑ Primarily due to an $11 million increase from supply chain organic growth and $1 million from growth from prescription management

Europe Adjusted EBITDA +$7 million І +21%
6 months Q2 2021 v Q2 2020
↑ Primarily due to an $8 million increase in contribution from our higher margin proprietary brands, $4 million of positive organic growth in several markets, including the Netherlands, Ireland, Belgium, and $3 million from favorable foreign exchange
↓ Largely due to a $9 million decrease composed of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany

APAC & Emerging Markets Adjusted EBITDA +$7 million І +58%
6 months Q2 2021 v 2020
↑ Primarily due to a $4 million increase from organic growth mainly related to supply chain and $2 million from favorable foreign exchange

Corporate Non-GAAP Adjusted EBITDA -$17 million
6 months Q2 2021 v Q2 2020
↓ Largely due to $12 million in increased expenses incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth and $3 million from unfavorable foreign exchange transaction loss related to intercompany notes

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Credit Facilities

The Credit Facilities include a Term Loan Facility and a Revolving Credit Facility. There were no borrowings from the Revolving Credit Facility as of June 30, 2021 and December 31, 2020.

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

Covetrus, Inc. 2021 Q2 Form 10-Q	31

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

Planned investments included in our near-term strategic plan:
•Bolstering pharmacy innovation and operational capacity in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-Commerce, appointment management, wellness, and veterinarian-to-pet-owner connectivity
•Expanding our value proposition communication to the market and refinement of our commercial organization go-to market strategy
•Developing cloud-based practice management software and technology coordination with select existing service offerings, including our recently acquired software from VCP
•Enabling business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems and facilities that support our network, including investments like our warehouse management system
•Implementing a regional-wide enterprise resource planning system in Europe to reduce complexity in our global enterprise resource planning landscape
•Evaluating external growth opportunities continuously to support our strategic objectives and potentially making acquisitions and investments earlier or later than we expect, including that some acquisitions and investments may not come to fruition.

Acquisitions

In connection with our acquisition of VCP on July 9, 2021, we paid $61 million in cash, of $65 million in total consideration. We believe this acquisition during the third quarter of 2021 gives us greater access to the animal-health wellness market, which is experiencing rapid adoption by Animal Owners, and better positions us to help veterinarians deliver proactive and holistic healthcare via membership programs integrated with our practice management and prescription management solutions.

We repatriated $68 million in June 2021 to provide for greater flexibility in how we fund our planned investments in the United States, including our acquisition of VCP as well as toward certain of our planned investments listed above. As determined, at December 31, 2020, certain unremitted earnings existing in foreign subsidiaries located in various jurisdictions were no longer indefinitely reinvested. Accordingly, our tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions was already recorded as of December 31, 2020.

Trends

Our operational plans to manage our liquidity continue to involve seeking opportunities to reduce non-critical capital expenditures, sharpening our focus on collecting supplier rebates and amounts owed to us by customers, managing opportunistic inventory purchases as we carefully monitor sales forecasts and timing of projected price increases, quickly reducing our other costs, and maximizing our payment terms wherever possible. We also continue to monitor cash flow projections and will consider additional borrowings, if needed, based on availability under our Revolving Credit Facility.

In December 2020, we fully prepaid the 2021 Term Loan Facility's amortization payments which reduced our outstanding balance and lowered the applicable monthly floating interest rates. The next quarterly principal amortization payment of $15 million is due on March 31, 2022.

Our interest rate swap contracts, which effectively fix the borrowing rates on a portion of our floating rate debt, matured on July 31, 2021. Based on the current floating interest rate environment, we anticipate that we will incur lower interest expense, at least for a period of time, following the maturity of our interest rate swap contracts.

We were in compliance with the covenants in our Credit Facilities as of June 30, 2021. Based on our expected Credit Facilities-defined leverage as of June 30, 2021, once the quarterly compliance filing is made, the current applicable margin on our borrowings outstanding will remain unchanged at least until the next compliance filing is made for the three months ended September 30, 2021. Based on the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 5.00x but will decrease by 0.5x as of

Covetrus, Inc. 2021 Q2 Form 10-Q	32

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

Sources of liquidity:
•Operations-driven cash generation
•Borrowings under our Revolving Credit Facility
•Availability of financing through the capital markets
•Sales of businesses or assets if those actions align with our strategic objectives

Our Term Loan Facility and Revolving Credit Facility bear interest on a floating rate basis at our option, which are referenced to as LIBOR. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. Our Credit Facilities, with which we primarily elect to reference 1-month USD LIBOR for our borrowings, will be amended to reflect the replacement basis rate accordingly, when identified.

Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as a long-lasting COVID-19 pandemic or an economic downturn, could adversely impact our ability to do so.

Cash and Cash Equivalents

As of June 30, 2021, we had Cash and cash equivalents of $230 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Covetrus, Inc. 2021 Q2 Form 10-Q	33

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Six Months Ended
(In millions)	June 30, 2021	June 30, 2020	$ Change
Net cash provided by (used for) operating activities	$(1)	$54	$(55)
Net cash provided by (used for) investing activities	(24)	71	(95)
Net cash provided by (used for) financing activities	(34)	162	(196)
Total net cash flows	$(59)	$287	$(346)

Cash inflows and outflows from changes in operating activities for the 6 months ended Q2 2021 v Q2 2020
Net cash used for operating activities of $1 million as compared to net cash provided by operating activities of $54 million was:
↓ More than explained by inventory effects, including the effect on accounts payable, that were caused by purposefully reducing inventory levels to manage the COVID-19 uncertainty, which was more pronounced than our disciplined, global approach to inventory management that was implemented in 2020
↑ Increasing accounts receivable in line with growth in our sales, particularly in North America

Cash inflows and outflows from changes in investing activities for the 6 months ended Q2 2021 v Q2 2020
Net cash used for investing activities of $24 million as compared to net cash provided by investing activities of $71 million was:
↑ Primarily due to net cash inflows in the prior period including a cash inflow of $104 million in net proceeds from the divestiture of scil and $4 million in proceeds from the sale of property and equipment

Cash inflows and outflows from changes in financing activities for the 6 months ended Q2 2021 v Q2 2020
In 2021, net cash used for financing activities of $34 million was:
↓ Largely due to $13 million in payments to the former owners of Distrivet S.A. on the one-year anniversary of closing, April 30, 2021 and $9 million to acquire the remaining minority interest held by our former partners in certain of our Brazilian entities

In 2020, net cash provided by financing activities of $162 million was:
↑ Primarily due to proceeds from the issuance of Series A preferred stock
↓ Largely due to principal payments, debt issuance costs, preferred stock issuance costs, and acquisition payments

Contractual Obligations

During the first quarter of 2021, we had a material change in our contractual obligations since the end of fiscal year 2020 due to a decrease of $18 million in our purchase obligations. See Note 5 - Commitments and Contingencies. There have been no material changes in our contractual obligations for the three months ending June 30, 2021.

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

Recent Accounting Pronouncements

For information on recent accounting pronouncements, see Note 1 - Business Overview and Significant Accounting Policies.

Covetrus, Inc. 2021 Q2 Form 10-Q	34

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

Covetrus, Inc. 2021 Q2 Form 10-Q	35

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2021. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

•Enhancing policies, procedures, and controls relating to significant judgments impacting our income tax accounts

•Augmenting our tax accounting resources

•Increasing communication to information providers for tax jurisdiction specific information and

•Strengthening communication and information flows between the tax department and the finance group

While Management has made progress to expand our in-house tax resource capabilities and further formalize our internal controls framework, the material weakness in our internal control over financial reporting has not been remediated as of June 30, 2021. It will not be considered remediated until (i) the controls are fully implemented and existing controls are reinforced, (ii) the incremental controls are in operation for a sufficient period of time, and (iii) the controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

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

Covetrus, Inc. 2021 Q2 Form 10-Q	36

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 2021	104,319	$30.10	—	$—
May 2021	255,559	26.25	—	—
June 2021	22,359	27.44	—	—
	382,237	$27.37	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occur upon vesting of restricted shares

Covetrus, Inc. 2021 Q2 Form 10-Q	37

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Filing Date	SEC File Number	Exhibit Reference

3.1*	Second Amended and Restated Certificate of Incorporation of Covetrus, Inc.

10.1†	Amended and Restated Employment Agreement, effective as of May 4, 2021, by and between the Company and Michael Ellis	10-Q	May 6, 2021	001-38794	10.1

10.2†	Amended Transformation Performance Stock Unit Agreement	10-Q	May 6, 2021	001-38794	10.2

10.3†	2021 Performance Stock Unit Agreement	10-Q	May 6, 2021	001-38794	10.3

10.4†	2021 Performance Stock Unit Agreement for Non-U.S. Participants	10-Q	May 6, 2021	001-38794	10.4

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

Covetrus, Inc. 2021 Q2 Form 10-Q	38

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVETRUS, INC.

Date:	August 5, 2021	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 5, 2021	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Covetrus, Inc. 2021 Q2 Form 10-Q	39