Form 10-Q
period 2021-09-30
COVETRUS, INC.
filed 2021-11-04
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2021
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

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had 137,783,356 shares of common stock outstanding as of October 29, 2021.

Covetrus, Inc. 2021 Q3 Form 10-Q	2

Glossary of Defined Terms and Abbreviations from our Form 10-K and Form 10-Q

AAFCO	Association of American Feed Control Officials
Acquisition*	Our acquisition of Vets First Choice in an all-stock transaction
Adjusted EBITDA*
Adjusted EBITDA is the segment measure of profit or loss reported to the CODM. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, the proportionate share of the adjustments of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, managed exits from businesses we are exiting or closing, and other income and expense items, net. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 3 - Segment Data as required by ASC 280

AIP*	Annual Incentive Plan
Investment and Shareholders Agreement*	The Investment and Shareholders Agreement of Distrivet, S.A. executed on January 13, 2020
Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Clients of our Customers
APAC	Asia Pacific
AppointMaster*	AppointMaster, LLC
APVMA	Australian Pesticides and Veterinary Medicines Authority
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B/(W)	Better/(Worse)
BEAT	Base Erosion & Anti-Abuse Tax
CEO	Chief Executive Officer
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COVID-19	Novel Coronavirus Disease 2019
Credit Facilities*	On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term
Customers*	Veterinarians and animal-health practitioners
CVM	Center for Veterinary Medicine
DEA	U.S. Drug Enforcement Administration
DGCL	Delaware General Corporation Law
Defendants*	The Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer, collectively
Distribution*	All the shares of our common stock that were then owned by our Former Parent were distributed to its stockholders of record as of January 17, 2019. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion to our Former Parent from loan proceeds from our newly established Term Loan Facility
Distrivet*	On April 30, 2020, we combined our subsidiary, SAHS, with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We own 50.01% of the company, called Distrivet, a Covetrus company
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EFTA	European Free Trade Area
EFSA	European Food Safety Authority
EMA	European Medicines Agency
EPA	Environmental Protection Agency
EPS	Basic earnings (loss) per common share
ESG	Environmental, social, and corporate governance
ESPP	Employee Stock Purchase Plan
Exchange Act	Securities Exchange Act of 1934, as amended
FCMA	Fellow Chartered Management Accountant
FDA	U.S. Food and Drug Administration

Covetrus, Inc. 2021 Q3 Form 10-Q	3

FDII	Foreign-derived Intangible Income
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2020
Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GDPR	EU General Data Protection Regulation
GFI	Guidance for Industry
GILTI	Global Intangible Low-Taxed Income
Global Technology Solutions or GTS*	The aggregation of our software services with our prescription management platform and related pharmacy services
IRS	Internal Revenue Service
ITGC	Information Technology General Controls
LIBOR	London Interbank Offered Rate
NM	Not Meaningful
NYSE	New York Stock Exchange
NZ EPA	New Zealand Environmental Protection Authority
OSHA	Department of Labor’s Occupational Safety and Health Administration
PSU	Performance Stock Unit
Revolving Credit Facility*	$300 million revolving line of credit for working capital and general corporate purposes
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAHS*	Spain Animal Health Solutions S.L.U.
scil	scil animal-care business
SEC	Securities and Exchange Commission
Separation*	In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, our Former Parent completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us
Series A Preferred Shares*	7.50% Series A Convertible Preferred Stock
SG&A	Selling, general and administrative expenses
Share Sale*	On February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors. The proceeds from the Share Sale were paid to us and distributed to our Former Parent
SMB	Small or Medium-Sized Business
Term Loan Facility*	$1.2 billion term loan facility
Transactions*	Collectively the following events, effective February 7, 2019, Vets First Choice became a wholly-owned subsidiary of Covetrus, Inc. (f/k/a HS Spinco, Inc.), a company formed by our Former Parent in connection with the spin-off of the Animal Health Business and combination with Vets First Choice
TSA	Transition Service Agreements
U.K.	United Kingdom
USD	U.S. Dollar
USDA	U.S. Department of Agriculture
VCP*	Veterinary Care Plans
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
VMD	Veterinary Medicines Directorate
VSG*	Veterinary Study Groups, Inc.
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language
*Defined term or abbreviation is specific to Covetrus

Covetrus, Inc. 2021 Q3 Form 10-Q	4

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	September 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$187	$290
Accounts receivable, net of allowance of $4 and $5	491	507
Inventories, net	552	530
Other receivables	77	67
Prepaid expenses and other	44	26
Total current assets	1,351	1,420
Non-current assets:
Property and equipment, net of accumulated depreciation of $125 and $106	127	116
Operating lease right-of-use assets, net	120	117
Goodwill	1,247	1,187
Other intangibles, net of accumulated amortization of $562 and $470	479	555
Investments and other	96	101
Total assets	$3,420	$3,496
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$428	$411
Current maturities of long-term debt and other borrowings	46	1
Accrued payroll and related liabilities	62	67
Accrued taxes	37	37
Other current liabilities	141	175
Total current liabilities	714	691
Non-current liabilities:
Long-term debt and other borrowings, net	1,027	1,068
Deferred income taxes	18	28
Other liabilities	136	136
Total liabilities	1,895	1,923
Commitments and contingencies (Note 6)
Mezzanine equity:
Redeemable non-controlling interests (Note 11)	23	36
Shareholders' equity:
Common stock, $0.01 par value per share, 675,000,000 shares authorized; 137,731,865 shares issued and outstanding as of September 30, 2021; 136,017,964 shares issued and outstanding as of December 31, 2020	1	1
Accumulated other comprehensive loss (Note 10)	(80)	(66)
Additional paid-in capital	2,659	2,629
Accumulated deficit	(1,078)	(1,027)
Total shareholders’ equity	1,502	1,537
Total liabilities, mezzanine equity, and shareholders’ equity	$3,420	$3,496
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	5

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales (Note 4)	$1,162	$1,126	$3,453	$3,217
Cost of sales	946	929	2,807	2,625
Gross profit	216	197	646	592
Operating expenses:
Selling, general and administrative	220	224	662	642
Operating income (loss)	(4)	(27)	(16)	(50)
Other income (expense):
Interest expense, net	(8)	(10)	(26)	(37)
Other, net	(2)	5	(2)	79
Income (loss) before taxes	(14)	(32)	(44)	(8)
Income tax benefit (expense) (Note 7)	10	(3)	(7)	(6)
Net income (loss)	(4)	(35)	(51)	(14)
Net (income) loss attributable to redeemable non-controlling interests	—	—	—	(1)
Net income (loss) attributable to Covetrus	$(4)	$(35)	$(51)	$(15)

Earnings (loss) per share: (Note 5)
Basic	$(0.03)	$(0.33)	$(0.37)	$(0.18)
Diluted	$(0.03)	$(0.33)	$(0.37)	$(0.18)
Weighted-average common shares outstanding:
Basic	137	116	138	113
Diluted	137	116	138	113
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	6

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss)	$(4)	$(35)	$(51)	$(14)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(13)	14	(17)	(2)
Gain (loss) on derivative instruments	(1)	(1)	3	(8)
Total other comprehensive income (loss)	(14)	13	(14)	(10)
Comprehensive income (loss)	(18)	(22)	(65)	(24)
Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	—	—	—	(1)
Foreign currency translation (gain) loss	—	—	—	(2)
Comprehensive (income) loss attributable to redeemable non-controlling interests	—	—	—	(3)
Comprehensive income (loss) attributable to Covetrus	$(18)	$(22)	$(65)	$(27)
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	7

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2021	137,359,704	$1	$(66)	$2,641	$(1,074)	$1,502
Net income (loss) attributable to Covetrus	—	—	—	—	(4)	(4)
Issuance of shares in connection with acquisitions	146,633	—	—	4	—	4
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	225,528	—	—	—	—	—
Share-based compensation	—	—	—	14	—	14
Other comprehensive income (loss)	—	—	(14)	—	—	(14)
Balance at September 30, 2021	137,731,865	$1	$(80)	$2,659	$(1,078)	$1,502

	Nine Months Ended September 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(51)	(51)
Issuance of shares in connection with acquisitions	146,633	—	—	4	—	4
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,567,268	—	—	(11)	—	(11)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	(2)
Share-based compensation	—	—	—	39	—	39
Other comprehensive income (loss)	—	—	(14)	—	—	(14)
Balance at September 30, 2021	137,731,865	$1	$(80)	$2,659	$(1,078)	$1,502
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	8

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
(In millions, except share amounts) (Unaudited)

	Three Months Ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at June 30, 2020	112,674,657	$1	$(107)	$2,362	$(983)	$1,273
Net income (loss) attributable to Covetrus	—	—	—	—	(35)	(35)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(6)	—	(6)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	331,297	—	—	2	—	2
Share-based compensation	—	—	—	11	—	11
Series A preferred stock cash dividend	—	—	—	—	(4)	(4)
Conversion of Series A preferred stock	14,357,478	—	—	156	—	156
Other comprehensive income (loss)	—	—	16	—	—	16
Balance at September 30, 2020	127,363,432	$1	$(91)	$2,525	$(1,022)	$1,413

	Nine Months Ended September 30, 2020
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	111,620,507	$1	$(86)	$2,339	$(1,001)	$1,253
Net income (loss) attributable to Covetrus	—	—	—	—	(15)	(15)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(6)	—	(6)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,385,447	—	—	6	—	6
Share-based compensation	—	—	—	30	—	30
Series A preferred stock cash dividend	—	—	—	—	(6)	(6)
Conversion of Series A preferred stock	14,357,478	—	—	156	—	156
Other comprehensive income (loss)	—	—	(5)	—	—	(5)
Balance at September 30, 2020	127,363,432	$1	$(91)	$2,525	$(1,022)	$1,413
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	9

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$(51)	$(14)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	128	124
Amortization of right-of-use assets	21	18
Operating lease right-of-use asset impairment	—	8
Gain on divestiture of a business	—	(72)
Share-based compensation expense	39	30
Benefit for deferred income taxes	(16)	(7)
Amortization of debt issuance costs	4	4
Loss on managed exit of a business	—	8
Other	4	1
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	6	(77)
Inventories, net	(33)	99
Other assets and liabilities	(58)	(48)
Accounts payable and accrued expenses	14	(63)
Net cash provided by (used for) operating activities	58	11
Cash flows from investing activities:
Purchases of property and equipment	(38)	(40)
Payments related to equity investments and business acquisitions, net of cash acquired	(81)	(13)
Proceeds from divestiture of a business, net	—	104
Proceeds from sale of property and equipment	—	4
Net cash provided by (used for) investing activities	(119)	55
Cash flows from financing activities:
Proceeds from revolving credit facility	—	190
Repayment of revolving credit facility	—	(190)
Principal payments of debt	—	(62)
Debt issuance and amendment costs	—	(5)
Proceeds from share-based awards	4	7
Tax payments related to share-based awards	(15)	(1)
Proceeds from issuance of Series A preferred stock	—	250
Series A preferred stock issuance costs	—	(6)
Series A preferred stock dividend	—	(6)
Distributions to non-controlling shareholders	(2)	—
Deferred payments related to equity investments and business acquisitions	(13)	(17)
Payments related to the buy-out of non-controlling interests in subsidiaries of Covetrus	(11)	—
Net cash provided by (used for) financing activities	(37)	160
Effect of exchange rate changes on cash and cash equivalents	(5)	(1)
Net change in cash and cash equivalents	(103)	225
Cash and cash equivalents, beginning of period	290	130
Cash and cash equivalents, end of period	$187	$355

Supplemental disclosures of non-cash investing and financing activities:
Conversion of Series A preferred stock	$—	$156
Right-of-use assets obtained in exchange for new operating lease liabilities	$26	$60
Deconsolidation of a subsidiary	$—	$15
Common stock issued in business acquisition	$4	$—
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2021 Q3 Form 10-Q	10

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

Basis of Presentation and Principles of Consolidation

The accompanying balance sheet as of December 31, 2020, which was derived from audited financial statements, and the unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2021, have been prepared in accordance with applicable rules and regulations of the SEC for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all recurring adjustments and transactions necessary for a fair statement of our financial position, results of operations, and cash flows for the interim periods presented. Such operating results are not necessarily indicative of annual or future results. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Form 10-K filed with the SEC on March 1, 2021.

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

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference LIBOR. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our debt agreements that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of 2021, with the other USD Tenors to cease June 30, 2023. We will continue to monitor, and, to the extent our Credit Facilities require amendment to reflect a replacement rate prior to December 31, 2022, we will evaluate the benefits of adopting this ASU.

Covetrus, Inc. 2021 Q3 Form 10-Q	11

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
2. BUSINESS ACQUISITIONS

During the three and nine months ended September 30, 2021, we completed acquisitions of VCP, a leading platform in veterinary wellness plan administration, and AppointMaster, a provider of integrated communications solutions for veterinary practices, for an aggregate purchase price of $85 million. These acquisitions are intended to provide our Customers with new tools to foster stronger relationships with their Animal Owner clients by delivering better business and healthcare outcomes. The allocation of the aggregate purchase price resulted in goodwill of $60 million and other intangible assets, including technology, of $31 million. The results of operations have been included in our North American segment since the acquisition dates. All acquisition expenses incurred were not material. The transactions are not material business combinations or material to our condensed consolidated financial statements individually or in the aggregate.

3. SEGMENT DATA

The following tables reflect our segment and corporate information and reconciles non-GAAP Adjusted EBITDA for reportable segments to consolidated Net income (loss) attributable to Covetrus:

	Three Months Ended September 30, 2021
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$697	$353	$116	$—	$(4)	$1,162
Adjusted EBITDA	$55	$16	$10	$(23)	$—	$58

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(4)
Plus: Depreciation and amortization						42
Plus: Interest expense, net						8
Plus: Income tax (benefit) expense						(10)
Earnings (loss) before interest, taxes, depreciation, and amortization						36
Plus: Share-based compensation						14
Plus: Strategic consulting (a)						2
Plus: Transaction costs (b)						1
Plus: Separation programs and executive severance						3
Plus: Equity method investment and non-consolidated affiliates (c)						1
Plus: Other items, net						1
Non-GAAP Adjusted EBITDA						$58

(a) Includes third-party consulting services
(b) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(c) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%

Covetrus, Inc. 2021 Q3 Form 10-Q	12

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Three Months Ended September 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$618	$403	$108	$—	$(3)	$1,126
Adjusted EBITDA	$45	$19	$8	$(13)	$—	$59

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(35)
Plus: Depreciation and amortization						41
Plus: Interest expense, net						10
Plus: Income tax (benefit) expense						3
Earnings (loss) before interest, taxes, depreciation, and amortization						19
Plus: Share-based compensation						11
Plus: Strategic consulting (a)						3
Plus: Transaction costs (b)						1
Plus: Formation of Covetrus (c)						4
Plus: Separation programs and executive severance						2
Plus: IT infrastructure						1
Plus: Equity method investment and non-consolidated affiliates (d)						1
Plus: Operating lease right-of-use asset impairment						8
Plus: France managed exit (e)						8
Plus: Other items, net						1
Non-GAAP Adjusted EBITDA						$59

(a) Includes third-party consulting services
(b) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(c) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(d) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%
(e) Includes $7 million of severance costs and $1 million of other costs

Covetrus, Inc. 2021 Q3 Form 10-Q	13

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Nine Months Ended September 30, 2021
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$2,045	$1,080	$342	$—	$(14)	$3,453
Adjusted EBITDA	$166	$57	$29	$(71)	$—	$181

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
Net income (loss) attributable to Covetrus						$(51)
Plus: Depreciation and amortization						128
Plus: Interest expense, net						26
Plus: Income tax (benefit) expense						7
Earnings (loss) before interest, taxes, depreciation, and amortization						110
Plus: Share-based compensation						39
Plus: Strategic consulting (a)						16
Plus: Transaction costs (b)						3
Plus: Formation of Covetrus (c)						2
Plus: Separation programs and executive severance						5
Plus: Equity method investments and non-consolidated affiliates (d)						2
Plus: Other items, net						4
Non-GAAP Adjusted EBITDA						$181

(a) Related to third-party consulting services. Included within this line item are variable performance fees earned for services rendered under a third-party consulting agreement. This agreement was amended in April 2021 and, in connection with such amendment, the services were completed and fees were fully accrued for as of June 30, 2021
(b) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(c) Includes professional and consulting fees, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(d) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%

Covetrus, Inc. 2021 Q3 Form 10-Q	14

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Nine Months Ended September 30, 2020
	North America	Europe	APAC & Emerging Markets	Corporate	Eliminations	Total
Net sales	$1,771	$1,166	$288	$—	$(8)	$3,217
Adjusted EBITDA	$141	$53	$20	$(44)	$—	$170

Reconciliation of Net income (loss) attributable to Covetrus to Non-GAAP Adjusted EBITDA:
	Net income (loss) attributable to Covetrus					$(15)
	Plus: Depreciation and amortization					124
	Plus: Interest expense, net					37
	Plus: Income tax (benefit) expense					6
	Earnings (loss) before interest, taxes, depreciation, and amortization					152
	Plus: Share-based compensation					30
	Plus: Strategic consulting (a)					13
	Plus: Transaction costs (b)					8
	Plus: Formation of Covetrus (c)					17
	Plus: Separation programs and executive severance					4
	Plus: IT infrastructure					3
	Plus: Equity method investment and non-consolidated affiliates (d)					1
	Plus: Operating lease right-of-use asset impairment					8
	Plus: France managed exit (e)					8
	Plus: Capital structure					2
	Less: Other items, net (f)					(76)
	Non-GAAP Adjusted EBITDA					$170

(a) Includes third-party consulting services
(b) Includes legal, accounting, tax, and other professional fees incurred in connection with acquisitions and divestitures
(c) Includes professional and consulting fees, duplicative costs associated with transition service agreements, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company
(d) Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%
(e) Includes $7 million of severance costs and $1 million of other costs
(f) Includes a $72 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS

See Note 4 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment.

Covetrus, Inc. 2021 Q3 Form 10-Q	15

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
4. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below present our revenue disaggregated by major product category and reportable segment.

	Three Months Ended September 30, 2021
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$570	$20	$129	$(22)	$697
Europe	354	3	—	(4)	353
APAC & Emerging Markets	114	2	—	—	116
Eliminations	(4)	—	—	—	(4)
Total Net sales	$1,034	$25	$129	$(26)	$1,162

	Three Months Ended September 30, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$512	$20	$104	$(18)	$618
Europe	404	2	—	(3)	403
APAC & Emerging Markets	106	2	—	—	108
Eliminations	(3)	—	—	—	(3)
Total Net sales	$1,019	$24	$104	$(21)	$1,126

	Nine Months Ended September 30, 2021
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,682	$60	$372	$(69)	$2,045
Europe	1,086	8	—	(14)	1,080
APAC & Emerging Markets	335	7	—	—	342
Eliminations	(14)	—	—	—	(14)
Total Net sales	$3,089	$75	$372	$(83)	$3,453

	Nine Months Ended September 30, 2020
	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,469	$60	$298	$(56)	$1,771
Europe	1,169	6	—	(9)	1,166
APAC & Emerging Markets	282	6	—	—	288
Eliminations	(8)	—	—	—	(8)
Total Net sales	$2,912	$72	$298	$(65)	$3,217

Contract Assets and Contract Liabilities

Contract asset balances as of September 30, 2021 and December 31, 2020 were not material. There have been no material changes in our current portion of contract liabilities since the end of fiscal year 2020, and the amounts related to non-current contract liabilities were not material as of September 30, 2021 and December 31, 2020. See Note 1 - Business Overview and Significant Accounting Policies and Note 5 - Revenue from Contracts with Customers of our Form 10-K.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of September 30, 2021 were not material.

Covetrus, Inc. 2021 Q3 Form 10-Q	16

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
5. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Covetrus	$(4)	$(35)	$(51)	$(15)

Adjustment for:
Dividends declared on Series A preferred stock	—	(4)	—	(6)
Net income (loss) available to common shareholders	$(4)	$(39)	$(51)	$(21)

Denominator:
Basic
Weighted-average common shares outstanding	137	116	138	113
Diluted
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding	137	116	138	113

Earnings (loss) per share:
Basic	$(0.03)	$(0.33)	$(0.37)	$(0.18)
Diluted	$(0.03)	$(0.33)	$(0.37)	$(0.18)

Potentially dilutive securities (a)	5	26	5	27

(a) Potentially dilutive securities include stock options, RSUs, RSAs, PSUs, ESPP, and the Series A Preferred Stock (until converted) which are excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect

6. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which may take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. Legal fees are expensed as incurred. No material loss contingencies were accrued as of September 30, 2021.

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

Purchase Obligations

We are party to an exclusive supply agreement with an aggregate remaining unconditional commitment to purchase $30 million for certain products within the U.S. market from October 1, 2021 to September 30, 2025. Our unconditional purchase obligation for 2021 is $8 million. For the three and nine months ended September 30, 2021, we purchased products totaling $2 million and $6 million, respectively under this agreement. Our forecasted sales of these products exceed our purchase obligations under this agreement.

Covetrus, Inc. 2021 Q3 Form 10-Q	17

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

7. INCOME TAXES

Income tax benefit for the three months ended September 30, 2021 was $10 million on a loss before taxes of $14 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. deferred tax assets.

Income tax expense for the nine months ended September 30, 2021 was $7 million on a loss before taxes of $44 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. deferred tax assets.

Income tax expense for the three months ended September 30, 2020 was $3 million on a loss before taxes of $32 million. The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to the sale of our scil business and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

Income tax expense for the nine months ended September 30, 2020 was $6 million on a loss before taxes of $8 million. The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to the sale of our scil business and non-deductible stock compensation expense.

8. FAIR VALUE

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

There were no changes in valuation approaches or techniques during the three and nine months ended September 30, 2021. See Note 11 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy:

Assets	Level	September 30, 2021	December 31, 2020
Distrivet call option	3	$1	$2
Total assets		$1	$2

Covetrus, Inc. 2021 Q3 Form 10-Q	18

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Liabilities	Level	September 30, 2021	December 31, 2020
Interest rate swap contracts (a)	2	$—	$5
Distrivet put option	3	2	1
Total liabilities		$2	$6

(a) These interest rate swaps matured on July 31, 2021. See Note 9 - Derivatives

Distrivet Options

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

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Assets that are measured at fair value on a nonrecurring basis primarily relate to Property and equipment, Operating lease right-of-use assets, Goodwill, and Other intangibles. We do not periodically adjust carrying value to fair value for these assets; rather, the carrying value of the asset is reduced to its fair value when we determine that impairment has occurred. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the nine months ended September 30, 2021.

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

9. DERIVATIVES

We used interest rate swap contracts designated as cash flow hedges to manage interest rate risk on our floating rate debt. The notional amounts of our interest rate swap contracts totaled $500 million and the contracts matured on July 31, 2021. The gain or loss on the interest rate swaps was initially reported as a component of Other comprehensive income (loss) and subsequently recognized as Interest (income) expense on the condensed consolidated statements of operations. Interest expense related to the swap contracts for the three and nine months ended September 30, 2021 was $1 million and $5 million, respectively. For both the three and nine months ended September 30, 2020, interest expense related to the swap contracts was $3 million.

Covetrus, Inc. 2021 Q3 Form 10-Q	19

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

10. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in Accumulated other comprehensive loss, net of applicable taxes, by component:

Three Months Ended September 30, 2021	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at June 30, 2021	$1	$(67)	$(66)
Other comprehensive loss before reclassifications	(2)	(13)	(15)
Reclassified from Accumulated other comprehensive loss to earnings	1	—	1
Period Change	(1)	(13)	(14)
Balance at September 30, 2021	$—	$(80)	$(80)

Three Months Ended September 30, 2020
Balance at June 30, 2020	$(7)	$(100)	$(107)
Other comprehensive loss before reclassifications	(1)	14	13
Reclassified from Accumulated other comprehensive loss to earnings	3	—	3
Period Change	2	14	16
Balance at September 30, 2020	$(5)	$(86)	$(91)

Nine Months Ended September 30, 2021	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2020	$(3)	$(63)	$(66)
Other comprehensive loss before reclassifications	(2)	(17)	(19)
Reclassified from Accumulated other comprehensive loss to earnings	5	—	5
Period Change	3	(17)	(14)
Balance at September 30, 2021	$—	$(80)	$(80)

Nine Months Ended September 30, 2020
Balance at December 31, 2019	$—	$(86)	$(86)
Other comprehensive loss before reclassifications	(8)	(2)	(10)
Reclassified from Accumulated other comprehensive loss to earnings	3	2	5
Period Change	(5)	—	(5)
Balance at September 30, 2020	$(5)	$(86)	$(91)

Comprehensive income (loss) includes certain gains and losses that are excluded from Net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity. We recognize foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. Fluctuations in the value of foreign currencies as compared to USD may have a significant impact on Comprehensive income (loss). The tax effect on accumulated unrealized losses on our interest rate swaps, prior to maturity on July 31, 2021, was not material for the periods presented. See Note 9 - Derivatives.

Covetrus, Inc. 2021 Q3 Form 10-Q	20

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)
11. REDEEMABLE NON-CONTROLLING INTERESTS

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. We initially record our Redeemable non-controlling interests at fair value on the date of acquisition and subsequently adjust to redemption value. During the nine months ended September 30, 2021, we acquired the remaining minority interest held by our former partners in certain of our Brazilian entities. The following table presents the components of change and balances of Redeemable non-controlling interests within the condensed consolidated balance sheets:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Balance at beginning of period	$36	$10
Decrease due to redemptions	(13)	(4)
Increase due to business acquisitions	—	24
Net income (loss) attributable to redeemable non-controlling interests	—	2
Dividends declared	(2)	—
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	—	(2)
Change in redemption value	2	6
Balance at end of period	$23	$36

Covetrus, Inc. 2021 Q3 Form 10-Q	21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Form 10-Q, and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto, including vaccine mandates which may be required in certain jurisdictions where we operate and increased turnover rates and absenteeism of our labor force resulting from those mandates which may impact our ability to continue operations at our distribution centers and pharmacies
•the ability to successfully integrate acquisitions, operations, and employees
•the ability to continue to execute on our strategic plan
•the ability to attract and retain key personnel
•the ability to achieve performance targets, including managing our growth effectively
•the ability to manage relationships with our supplier and distributor network, including negotiating acceptable pricing and other terms with these partners
•the ability to attract and retain customers in a price sensitive environment
•the ability to maintain quality standards in our technology product offerings, as well as associated customer service interactions to minimize loss of existing Customers, and attract new Customers
•access to financial markets along with changes in interest rates and foreign currency exchange rates
•changes in the legislative landscape in which we operate, including potential corporate tax reform, and our ability to adapt to those changes as well as adaptation by the third parties we are dependent upon for supply and distribution
•the impact of litigation
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
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three and nine months ended September 30, 2021 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Form 10-K.

Covetrus, Inc. 2021 Q3 Form 10-Q	22

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

We are currently in the second year of our three-year strategic roadmap to drive long-term value creation:
•2020 - Streamline - Focus our business
•2021 - Synchronize - Harmonize our capabilities
•2022 - Accelerate - Expand our offering
See Item 1. Business - Our Strategy in our Form 10-K for more information on our three-year strategy and our synchronization priorities for 2021.
We are organized based upon geographic region and focus on delivering our platform of products and services to our Customers on a geographical basis. Our reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) software services, and (iii) prescription management. See Note 3 - Segment Data and Note 4 - Revenue from Contracts with Customers.

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

The net sales growth for the nine months ended September 30, 2021 reflects the continued strength of the companion-animal market, our improved sales execution which was furthered by our commercial organization realignment in North America as of January 1, 2021, and elevated purchasing patterns from our prescription management and online pharmacy service users. Our prescription management and online pharmacy service are currently available in North America and as the economy re-opens, which remains unpredictable due to the volatility of COVID-19 variant infection rates, users’ behavior may change. However, we believe the retention of Customers and their Animal Owner clients brought to us during the COVID-19 pandemic in 2020 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving greater utilization of our online pharmacy services could lead to long-term net sales growth.

Covetrus, Inc. 2021 Q3 Form 10-Q	23

We adhere to the regulations and guidelines instituted by local authorities in our area of operations and make judgments with the best available information at the time. For example, in the U.S., we are closely following guidelines from OSHA on vaccine mandates and will institute policies to comply with applicable federal mandates. We are continuing to actively monitor how COVID-19 and related variants are impacting our business operation and the industry and may take further actions to alter our business operations in the best interests of our employees, Customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Foreign Currency Effects

Our performance was positively affected by the appreciation of other currencies as compared to USD during the nine months ended September 30, 2021 as compared to the same period of 2020. However, this effect may be temporary.

Investing in Innovation and Corporate Infrastructure

During 2020, we undertook certain temporary cost-containment measures to help us manage the uncertainty created by the COVID-19 pandemic, which are no longer present in the third quarter of 2021. Additionally, we experienced a beneficial effect on SG&A in 2020 from decreased travel and in-person trade shows and conferences as a result of the COVID-19 pandemic and the return of in-person commercial activity beginning in the second quarter of 2021 has resulted in an increase in our expenses related to these meetings and events.

We also continue to spend on our corporate functions to build out the infrastructure necessary to support our business today and in the future. Our strategic initiatives in the near and long-term are focused on transforming our offerings into an all-in solution. Our current priorities focus on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions, including aligning our organization structure to harmonize and advance these offerings in a coordinated go-to-market strategy. SmartPak and Covetrus-branded products and proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. Our prescription management platform and compounding services are included within our prescription management major product category. To support these strategic initiatives, our spending will likely further increase to support our continued acquisitive and organic growth in the animal-health market. We also expect to invest in internal initiatives to develop technology to be used across our business to drive greater efficiency as well as coordination of our global employee base. However, we closely monitor the expenses we deem necessary for growth and maintain ongoing cost management practices to align expenses with expected volumes and provide long-term flexibility for our transformation.

Cost Inflation and Labor Availability

We are also closely tracking macroeconomic factors that could lead to increased costs for our operations, which our expense management practices may or may not be able to offset. For example, costs have risen related to elevated labor turnover beginning in the spring of 2021, worker shortages and increased competition for a diminished labor pool, employee retention programs, global supply chain disruptions, and transportation rate increases.

We may experience a further increase in labor turnover in our North America supply chain services teams as a result of the OSHA vaccine mandate. We understand that a significant portion of our manufacturing and distribution center personnel are currently unvaccinated, and resistance to the vaccine mandate may result in increased risk to our North America Supply Chain operations.

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

Effective January 1, 2021, we no longer are partnered with Merck & Co., in the U.K., which contributed to a decrease in our U.K. Net sales for the nine months ended September 30, 2021, and which we expect will also result in decreases for the remainder of this fiscal year. We also are no longer partnered with one of our customers in the U.K., which further depressed our U.K. Net sales, which we expect to continue throughout 2021. We are taking action to mitigate the effects of the supplier and customer loss in the U.K.; however, for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, we experienced a 4%, decline, or $129 million excluding foreign exchange gains, in our consolidated net sales attributable to the

Covetrus, Inc. 2021 Q3 Form 10-Q	24

decreasing net sales in the U.K. On gross profit, the U.K.'s contribution declined to 2% for the nine months ended September 30, 2021 as compared to 5% for the nine months ended September 30, 2020.

The transition of our supply chain operations in Germany to a third-party logistics provider in late 2020 has resulted in disruption to our supply chain and a reduction in customer sales volumes. Although we are making progress on stabilizing our customer base and improving service levels in this market, we continue to experience lower sales volumes following the transition. For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 there was a 24% reduction in Net sales in Germany. However, these customer losses are not expected to have a significant effect on us as our German operations represent 2% of our consolidated net sales for both the nine months ended September 30, 2021 and 2020.

Our supplier relationships are concentrated with five suppliers accounting for approximately 49% and 50% of our purchases for the nine months ended September 30, 2021 and for the year ended December 31, 2020, respectively. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. As these contracts are largely country-specific, annual relationships are separated between supply chain and prescription management, our ability to exercise influence over the terms is currently limited and negatively impacting our gross profit margin. We expect our future success necessitates achieving better terms and stronger relationships with our manufacturers and suppliers as we work with these partners on global initiatives. We expect to utilize our strategic growth initiatives to influence Customer and Animal-Owner brand loyalty in our efforts to drive value for our manufacturers and suppliers. However, if a competitor is able to obtain better terms with suppliers in the veterinary channel or obtain exclusivity on products we typically sell to our Customers within the global animal-health market or if a supplier decides to go directly to the Customer or Animal Owner and bypass our services, our business could be impacted beyond the short-term.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Location	2021	2020	2021	2020
Cost of sales	$2	$1	$4	$3
Selling, general and administrative	32	33	99	98
Total amortization expense	$34	$34	$103	$101

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made. The sales of animal products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns, which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future although the increasing effects of climate change around the world may affect both the timing and magnitude of these seasonal impacts.

Covetrus, Inc. 2021 Q3 Form 10-Q	25

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our Board of Directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, operating lease right-of-use asset impairments, the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, managed exits from businesses we are exiting or closing, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 3 - Segment Data as required by ASC 280.

Results of Operations

	Three Months Ended September 30,				Nine Months Ended September 30,
(In millions)	2021	2020	$ Change B/(W)	% Change B(W)	2021	2020	$ Change B(W)	% Change B(W)
Net sales	$1,162	$1,126	$36	3%	$3,453	$3,217	$236	7%
Cost of sales	946	929	(17)	(2)	2,807	2,625	(182)	(7)
Gross profit	216	197	19	10	646	592	54	9
Operating expenses:
Selling, general and administrative	220	224	4	2	662	642	(20)	(3)
Operating income (loss)	$(4)	$(27)	$23	85%	$(16)	$(50)	$34	68%

Interest expense, net	$(8)	$(10)	$2	20%	$(26)	$(37)	$11	30%
Other, net (a)	$(2)	$5	$(7)	NM	$(2)	$79	$(81)	NM

Net income (loss)	$(4)	$(35)	$31	89%	$(51)	$(14)	$(37)	(264)%
Net income (loss) attributable to Covetrus	$(4)	$(35)	$31	89%	$(51)	$(15)	$(36)	(240)%

(a) For the nine months ended September 30, 2020 Other, net includes a $72 million gain on the divestiture of scil and a $1 million gain on the deconsolidation of SAHS

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$697	$618	$79	13%
Europe	353	403	(50)	(12)
APAC & Emerging Markets	116	108	8	7
Eliminations	(4)	(3)	(1)	(33)
Total Net sales	$1,162	$1,126	$36	3%

Covetrus, Inc. 2021 Q3 Form 10-Q	26

North America net sales +$79 million І +13%
3 months Q3 2021 v Q3 2020
↑ Primarily due to $52 million in net supply chain organic growth driven by total animal-health market demand, and gains in our market share in the companion-animal market, which is our largest market, and $25 million from prescription management growth

Europe net sales -$(50) million І -(12)%
3 months Q3 2021 v Q3 2020
↓ Largely due to $61 million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $14 million from the managed exit of our French distribution business which contributed net sales for all of the third quarter of 2020
↑ Primarily due to $18 million in organic growth including the strong performance in the Netherlands, Ireland, Czech Republic and in our proprietary brands, Kruuse and Vi and a favorable foreign exchange impact of $7 million

APAC & Emerging Markets net sales +$8 million І +7%
3 months Q3 2021 v Q3 2020
↑ Primarily due to $4 million from strong underlying supply chain organic growth and a $4 million favorable foreign exchange effect

Consolidated net sales +$36 million І +3%
3 months Q3 2021 v Q3 2020
↑ Primarily due to net supply chain organic growth in North America*, prescription management growth, favorable foreign exchange, net supply chain organic growth in APAC & Emerging markets* and certain markets within Europe*, as well as growth in proprietary brands*
↓ Largely driven by decreases in Europe's supply chain services driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany* as well as net sales that are no longer being contributed following the managed exit of our French distribution business in the fourth quarter of 2020

*indicates supply chain drivers across our segments are mostly offset on a consolidated basis

Net Sales	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$2,045	$1,771	$274	15%
Europe	1,080	1,166	(86)	(7)
APAC & Emerging Markets	342	288	54	19
Eliminations	(14)	(8)	(6)	(75)
Total Net sales	$3,453	$3,217	$236	7%

North America net sales +$274 million І +15%
9 months Q3 2021 v Q3 2020
↑ Primarily due to $199 million in net supply chain organic growth driven by total animal-health market demand and gains in our market share in the companion-animal market, which is our largest market, particularly during the peak parasiticides season and $74 million from prescription management growth
↓ Largely due to $3 million from net sales that are no longer being contributed following our disposition of scil in the second quarter of 2020

Europe net sales -$(86) million І -(7)%
9 months Q3 2021 v Q3 2020
↓ Largely due to $149 million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $68 million from the disposition of scil, the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business that occurred in 2020 as the divested businesses contributed net sales for all or part of the first three quarters of 2020

Covetrus, Inc. 2021 Q3 Form 10-Q	27

↑ Primarily due to $69 million in favorable foreign exchange and $67 million in organic growth including the strong performance in the Netherlands, Ireland, Belgium and in our proprietary brands, Kruuse and Vi

APAC & Emerging Markets net sales +$54 million І +19%
9 months Q3 2021 v Q3 2020
↑ Primarily due to $28 million in favorable foreign exchange and $26 million from strong underlying supply chain organic growth

Consolidated net sales +$236 million І +7%
9 months Q3 2021 v Q3 2020
↑ Primarily due to net supply chain organic growth in North America*, favorable foreign exchange, prescription management growth, net supply chain organic growth in APAC & Emerging markets* and certain markets within Europe*, as well as growth in proprietary brands*
↓ Largely driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany*, our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

*indicates supply chain drivers across our segments are mostly offset on a consolidated basis

Gross Profit and Gross Profit Margin

	Three Months Ended September 30,
(In millions)	2021	Gross Margin %	2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$143	20.5%	$123	19.9%	$20	16%
Europe	50	14.2	53	13.2	(3)	(6)
APAC & Emerging Markets	23	19.8	21	19.4	2	10
Total Gross profit	$216	18.6%	$197	17.5%	$19	10%

North America gross profit +$20 million І +16%
3 months Q3 2021 v Q3 2020
↑ Primarily due to $11 million from prescription management growth, $5 million from supply chain organic growth, and $2 million from acquisitions that were not present in our results in the prior year period

Europe gross profit -$(3) million І -(6)%
3 months Q3 2021 v Q3 2020
↓ Largely due to $7 million decrease in supply chain gross profit driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany
↑ Primarily due to $2 million from supply chain organic growth in several markets, including the Netherlands, $1 million from the increased contribution from higher margin proprietary brands, and $1 million from favorable foreign exchange

APAC & Emerging Markets gross profit +$2 million І +10%
3 months Q3 2021 v Q3 2020
↑ Primarily due to $1 million from organic growth, primarily related to supply chain, and $1 million from favorable foreign exchange

Consolidated gross profit +$19 million І +10%
3 months Q3 2021 v Q3 2020
↑ Primarily due to prescription management growth, supply chain organic growth in North America*, acquisitions that were not present in our results in the prior year period, net supply chain organic growth within certain markets in Europe* as well as growth in proprietary brands*, favorable foreign exchange, and net supply chain organic growth in APAC & Emerging markets*

Covetrus, Inc. 2021 Q3 Form 10-Q	28

↓ Largely driven by decreases in Europe's supply chain services driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany*

*indicates supply chain drivers across our segments are mostly offset on a consolidated basis

Gross Profit and Gross Profit Margin	Nine Months Ended September 30,
(In millions)	2021	Gross Margin %	2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$418	20.4%	$371	20.9%	$47	13%
Europe	159	14.7	164	14.1	(5)	(3)
APAC & Emerging Markets	69	20.2	57	19.8	12	21
Total Gross profit	$646	18.7%	$592	18.4%	$54	9%

North America gross profit +$47 million І +13%
9 months Q3 2021 v Q3 2020
↑ Primarily due to $21 million from prescription management growth, $20 million from supply chain organic growth and $6 million from acquisitions that were not present in our results in the prior year period

Europe gross profit -$(5) million І -(3)%
9 months Q3 2021 v Q3 2020
↓ Largely due to $20 million from a decrease in supply chain gross profit driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $10 million from our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020 as the businesses contributed gross profit for all or part of the three quarters of 2020
↑ Primarily due to $10 million from favorable foreign exchange, $8 million in strong performance in our proprietary brands Kruuse and Vi, and $7 million from organic growth in several markets, including the Czech Republic, the Netherlands, Poland, and Romania

APAC & Emerging Markets gross profit +$12 million І +21%
9 months Q3 2021 v Q3 2020
↑ Primarily due to $7 million from organic growth related to supply chain, and $5 million from favorable foreign exchange

Consolidated gross profit +$54 million І +9%
9 months Q3 2021 v Q3 2020
↑ Primarily due to prescription management growth, supply chain organic growth in North America*, favorable foreign exchange, net supply chain organic growth within certain markets in Europe* as well as growth in proprietary brands*, APAC & Emerging markets net supply chain organic growth*, and acquisitions
↓ Largely driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany*, our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

*indicates supply chain drivers across our segments are mostly offset on a consolidated basis
SG&A

	Three Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$130	$129	$1	1%
Europe	43	51	(8)	(16)
APAC & Emerging Markets	18	14	4	29
Corporate	29	30	(1)	(3)
Total SG&A	$220	$224	$(4)	(2)%

Covetrus, Inc. 2021 Q3 Form 10-Q	29

North America SG&A +$1 million І +1%
3 months Q3 2021 v Q3 2020
↑ Largely due to $4 million of increased costs to support the growth in our prescription management and software services businesses, $3 million of expenses associated with acquisitions in the fourth quarter of 2020 and the third quarter of 2021 and $2 million in increased travel and advertising expense primarily related to supply chain
↓ Primarily due an $8 million operating lease right-of-use asset impairment in the prior year

Acquisition-related intangible amortization was 23% of North America SG&A in 2021 and 2020

Europe SG&A -$(8) million І -(16)%
3 months Q3 2021 v Q3 2020
↓ Primarily due to a decrease of $9 million in expenses that are no longer being incurred following the managed exit of our French distribution business, and a $1 million decrease in expenses related to the formation of Covetrus
↑ Largely due to $2 million in increased share-based compensation, a $1 million increase in separation programs and executive severance, and a $1 million impact from unfavorable foreign exchange

APAC & Emerging Markets SG&A +$4 million І +29%
3 months Q3 2021 v Q3 2020
↑ Largely due to $2 million in increased share-based compensation, a $1 million increase in separation programs and executive severance and $1 million in unfavorable foreign exchange

Corporate SG&A -$(1) million І -(3)%
3 months Q3 2021 v Q3 2020
↓ Primarily due to $3 million from decreased expenses related to the formation of Covetrus, and $1 million in decreased strategic consulting fees
↑ Largely due to $3 million in increased legal costs related to on-going litigation

Consolidated SG&A -$(4) million І -(2)%
3 months Q3 2021 v Q3 2020
↓ Primarily due to a decrease in expenses that are no longer being incurred following the managed exit of our French distribution business, operating lease right-of-use asset impairment in the prior year, decreased expenses related to the formation of Covetrus, and decreased strategic consulting fees and IT infrastructure costs
↑ Largely due to increased legal costs related to on-going litigation, expenses that are now being contributed following acquisitions in the fourth quarter of 2020 and the third quarter of 2021, increased costs to support growth in our North America prescription management and software services businesses, increased share-based compensation expense, increased travel and advertising expense, and unfavorable foreign exchange

SG&A	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$381	$364	$17	5%
Europe	127	142	(15)	(11)
APAC & Emerging Markets	48	41	7	17
Corporate	106	95	11	12
Total SG&A	$662	$642	$20	3%

Covetrus, Inc. 2021 Q3 Form 10-Q	30

North America SG&A +$17 million І +5%
9 months Q3 2021 v Q3 2020
↑ Largely due to increased costs to support the growth in our prescription management services and supply chain businesses of $11 million and $5 million, respectively, $8 million of expenses that are now being contributed following acquisitions in the fourth quarter of 2020 and the third quarter of 2021, and $1 million in increased travel and advertising expense
↓ Primarily due to $8 million operating lease right-of-use asset impairment in the prior year

Acquisition-related intangible amortization was 24% of North America SG&A in 2021 and 2020

Europe SG&A -$(15) million І -(11)%
9 months Q3 2021 v Q3 2020
↓ Primarily due to a decrease of $20 million in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020, $5 million decrease in expenses related to the formation of Covetrus, $3 million in reduced transaction costs, and $1 million decrease in travel and advertising expense driven by pre-COVID-19 travel and advertising expense present in the first quarter of 2020
↑ Largely due to a $8 million unfavorable foreign exchange effect and $6 million of increased costs, including costs stemming from COVID-19 cost containment measures in 2020 that are no longer in place in 2021, $2 million from increased share-based compensation expense, and a $1 million increase in separation programs and executive severance

APAC & Emerging Markets SG&A +$7 million І +17%
9 months Q3 2021 v Q3 2020
↑ Largely due to $3 million in unfavorable foreign exchange, $2 million from increased share-based compensation expense, and a $2 million increase in separation programs and executive severance

Corporate SG&A +$11 million І +12%
9 months Q3 2021 v Q3 2020
↑ Largely due to $10 million in increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, $6 million in increased legal costs related to on-going litigation, $5 million from increased share-based compensation driven by performance stock unit incentive programs, and $3 million in increased strategic consulting fees
↓ Primarily due to $9 million in decreased expenses related to the formation of Covetrus, $2 million in decreased IT infrastructure costs, a $2 million decrease in transaction costs, and a $1 million decrease in capital structure related costs

Consolidated SG&A +$20 million І +3%
9 months Q3 2021 v Q3 2020
↑ Largely due to increased costs incurred as we continue to invest in innovation and corporate infrastructure to enable our growth*, increased costs to support growth in our North America supply chain and prescription management services*, unfavorable foreign exchange effects, expenses that are now being contributed following acquisitions in the fourth quarter of 2020 and the third quarter of 2021, increased share-based compensation, increased legal costs related to on-going litigation, increased strategic consulting fees, and increase in separation programs and executive severance
↓ Primarily due to a decrease in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, decreased expense related to the formation of Covetrus, operating lease right-of-use asset impairment in the prior year, and decreased transaction costs

*Increases from the year-over-year effect of COVID-19 related cost containment measures that were undertaken in 2020 and those specific actions no longer being in place in 2021 are captured in our increased costs to support our growth

Income Taxes

3 months Q3 2021
Income tax benefit of $10 million on a loss before income taxes of $14 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. deferred tax assets.

Covetrus, Inc. 2021 Q3 Form 10-Q	31

3 months Q3 2020
Income tax expense of $3 million on a loss before income taxes of $32 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to the sale of our scil business and change in valuation allowance due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred taxes.

9 months Q3 2021
Income tax expense of $7 million on a loss before income taxes of $44 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. deferred tax assets.

9 months Q3 2020
Income tax expense of $6 million on a loss before income taxes of $8 million
The difference between our effective tax rate and the federal statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to the sale of our scil business and non-deductible stock compensation expense.

Adjusted EBITDA

	Three Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$55	$45	$10	22%
Europe	16	19	(3)	(16)
APAC & Emerging Markets	10	8	2	25
Corporate	(23)	(13)	(10)	NM
Total Non-GAAP Adjusted EBITDA	$58	$59	$(1)	(2)%

North America Adjusted EBITDA +$10 million І +22%
3 months Q3 2021 v Q3 2020
↑ Primarily due to prescription management growth of $7 million and a $2 million increase from supply chain organic growth

Europe Adjusted EBITDA -$(3) million І -(16)%
3 months Q3 2021 v Q3 2020
↓ Largely due to a $6 million decrease comprised of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany
↑ Primarily due to $3 million of positive organic growth in several markets and an increased contribution from higher margin products and services

APAC & Emerging Markets Adjusted EBITDA +$2 million І +25%
3 months Q3 2021 v Q3 2020
↑ Primarily due to organic growth mainly related to supply chain

Corporate Non-GAAP Adjusted EBITDA -$(10) million
3 months Q3 2021 v Q3 2020
↓ Largely due to $5 million from a foreign exchange transaction loss related to intercompany notes and $3 million in increased legal costs related to on-going litigation

Covetrus, Inc. 2021 Q3 Form 10-Q	32

Consolidated Non-GAAP Adjusted EBITDA -$(1) million І -(2)%
3 months Q3 2021 v Q3 2020
↓ Largely due to the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the customer losses due to the previous disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany, increased legal costs related to on-going litigation and a foreign exchange transaction loss related to intercompany notes
↑ Primarily due to prescription management growth and improved performance across certain of our markets, including an increased contribution from higher margin products and services

Adjusted EBITDA	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change	% Change
North America	$166	$141	$25	18%
Europe	57	53	4	8
APAC & Emerging Markets	29	20	9	45
Corporate	(71)	(44)	(27)	NM
Total Non-GAAP Adjusted EBITDA	$181	$170	$11	6%

North America Adjusted EBITDA +$25 million І +18%
9 months Q3 2021 v Q3 2020
↑ Primarily due to an $12 million increase from supply chain organic growth, prescription management growth of $9 million, and $4 million additional contribution from acquisitions

Europe Adjusted EBITDA +$4 million І +8%
9 months Q3 2021 v Q3 2020
↑ Primarily due to an $8 million increase in contribution from our higher margin proprietary brands, $6 million of positive organic growth in several markets, including the Netherlands, Czech Republic, Belgium, and $3 million from favorable foreign exchange
↓ Largely due to a $15 million decrease composed of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany

APAC & Emerging Markets Adjusted EBITDA +$9 million І +45%
9 months Q3 2021 v Q3 2020
↑ Primarily due to a $5 million increase from organic growth mainly related to supply chain and $3 million from favorable foreign exchange

Corporate Non-GAAP Adjusted EBITDA -$(27) million
9 months Q3 2021 v Q3 2020
↓ Largely due to $10 million in increased expenses incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, $8 million from an unfavorable foreign exchange transaction loss related to intercompany notes and $6 million in increased legal costs related to on-going litigation

Consolidated Non-GAAP Adjusted EBITDA +$11 million І +6%
9 months Q3 2021 v Q3 2020
↑ Primarily due to improved performance across certain of our markets, including an increased contribution from higher margin products and services and a favorable foreign exchange impact
↓ Largely due to increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth

Covetrus, Inc. 2021 Q3 Form 10-Q	33

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Credit Facilities

The Credit Facilities include a Term Loan Facility and a Revolving Credit Facility. There were no borrowings from the Revolving Credit Facility as of September 30, 2021 and December 31, 2020.

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

Planned investments included in our near-term strategic plan:
•Completing our pharmacy innovation and operational capacity expansion in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-Commerce, appointment management, wellness, and veterinarian-to-pet-owner connectivity
•Expanding our value proposition communication to the market and refinement of our commercial organization go-to market strategy
•Developing or acquiring cloud-based practice management software and technology coordination with select existing service offerings, including our recently acquired software from VCP and AppointMaster
•Enabling business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems and facilities that support our network, including investments like our warehouse management system
•Implementing a European enterprise resource planning system to reduce complexity in our global enterprise resource planning landscape
•Investing in external growth opportunities to support our strategic objectives and potentially making acquisitions and investments earlier or later than we expect

Acquisitions

In connection with our acquisition of VCP on July 9, 2021, we paid $65 million in total consideration of which $61 million were cash payments. We believe this acquisition gives us greater access to the animal-health wellness market, which is experiencing rapid adoption by Animal Owners, and better positions us to help veterinarians deliver proactive healthcare via membership programs integrated with our practice management and prescription management solutions.

We repatriated $68 million in June 2021 to provide for greater flexibility in how we fund our planned investments, including our acquisition of VCP as well as toward certain of our planned investments listed above. At December 31, 2020, we determined certain unremitted earnings existing in foreign subsidiaries located in various jurisdictions were no longer indefinitely reinvested. Accordingly, our tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions was recorded as of December 31, 2020.

Covetrus, Inc. 2021 Q3 Form 10-Q	34

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

In December 2020, we fully prepaid the Term Loan Facility's $60 million mandatory amortization payments for 2021, which reduced our outstanding balance and lowered interest payments. We are permitted to make optional prepayments at any time without premium or penalty. The next quarterly mandatory principal amortization payment of $15 million is due on March 31, 2022.

Our interest rate swap contracts, which effectively fixed the borrowing rates on a portion of our floating rate debt, matured on July 31, 2021. Based on the current floating interest rate environment, we anticipate that we will incur lower interest expense, at least for a period of time, following the maturity of our interest rate swap contracts.

We were in compliance with the covenants in our Credit Facilities as of September 30, 2021. Based on our expected Credit Facilities-defined leverage as of September 30, 2021, once the quarterly compliance filing is made, the current applicable margin on our borrowings outstanding will remain unchanged at least until the next compliance filing is made for the three months ending December 31, 2021. Based on the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 5.00x but will decrease by 0.5x as of December 31, 2021, and finally to 3.75x as of June 30, 2022 through maturity of the Credit Facilities in February 2024. The decrease in this particular financial covenant and our required compliance may influence our investment decisions.

The duration of the COVID-19 pandemic continues to be unknown. Should the pandemic extend beyond 2021, or the severity of variant strains increase that reduces the effectiveness of vaccines and negatively impacts global economic conditions, then we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet, investigate government sponsored financing or tax holiday programs that may be available to us or to our customers, and closely monitor the capital markets for additional opportunities to improve our liquidity position.

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

Our Term Loan Facility and Revolving Credit Facility bear interest on a floating rate basis, which are referenced to LIBOR. The banking syndicate associated with our Credit Facilities intends to cease using the 1-week and 2-month USD LIBOR at the end of

Covetrus, Inc. 2021 Q3 Form 10-Q	35

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

Cash and Cash Equivalents

As of September 30, 2021, we had Cash and cash equivalents of $187 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Nine Months Ended September 30,
(In millions)	2021	2020	$ Change
Net cash provided by (used for) operating activities	$58	$11	$47
Net cash provided by (used for) investing activities	(119)	55	(174)
Net cash provided by (used for) financing activities	(37)	160	(197)
Total net cash flows	$(98)	$226	$(324)

Cash inflows and outflows from changes in operating activities for the 9 months ended Q3 2021 v Q3 2020
Net cash provided by operating activities of $58 million as compared to net cash provided by operating activities of $11 million was:
↑ Primarily driven by a decrease in accounts receivable related to the loss of Merck & Co. in the U.K. as a partner effective January 1, 2021 and the subsequent loss of a customer in the U.K. discussed in "Terms with Key Suppliers, Customers, and Partners" within the "Overview" as well as the effect from our improved collection efforts, increasing accounts payable related to inventory purchases (discussed below), and the effect from our improved profitability from certain markets, in particular the increasing contribution from higher margin products
↓ Largely driven by inventory increases in 2021 due to increased demand, while maintaining our disciplined, global approach to inventory management as compared to our purposeful reduction in inventory in 2020, which was instituted to manage the COVID-19 uncertainty

Cash inflows and outflows from changes in investing activities for the 9 months ended Q3 2021 v Q3 2020
In 2021, net cash used for investing activities of $(119) million was:
↓ Largely due to payments of $81 million for our VCP and AppointMaster acquisitions and $38 million in purchases of property and equipment

In 2020, net cash provided by investing activities of $55 million was:
↑ Primarily due to $104 million in net proceeds from the divestiture of scil and $4 million in proceeds from the sale of property and equipment
↓ Largely due $40 million in purchases of property and equipment and $13 million in payments related to our deconsolidation of a subsidiary in Spain and contribution to our equity method investment in Spain, called Distrivet, a Covetrus company

Cash inflows and outflows from changes in financing activities for the 9 months ended Q3 2021 v Q3 2020
In 2021, net cash used for financing activities of $(37) million was:
↓ $15 million in tax payments related to share-based awards, $13 million in payments to the former owners of Distrivet S.A. on the one-year anniversary of closing, April 30, 2021 and $11 million to acquire the remaining minority interests held by our former partners in certain of our Brazilian and North American entities

Covetrus, Inc. 2021 Q3 Form 10-Q	36

↑ Due to $4 million in proceeds from share-based awards

In 2020, net cash provided by financing activities of $160 million was:
↑ Primarily due to proceeds of $250 million from the issuance of Series A preferred stock
↓ Largely due to principal payments, acquisition payments, preferred stock issuance costs, and debt issuance costs

Contractual Obligations

During the first quarter of 2021, we had a material change in our contractual obligations since the end of fiscal year 2020 due to an amendment in April 2021 to a third-party consulting agreement. See Note 3 - Segment Data. There have been no material changes in our contractual obligations for the three months ended September 30, 2021.

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

Covetrus, Inc. 2021 Q3 Form 10-Q	37

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at September 30, 2021. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective, at a reasonable assurance level, because of a material weakness in internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.

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

•Enhancing policies, procedures, and controls relating to significant judgments impacting our income tax accounts

•Augmenting our tax accounting resources

•Increasing communication to information providers for tax jurisdiction specific information and

•Strengthening communication and information flows between the tax department and the finance group

While Management has made progress to expand our in-house tax resource capabilities and further formalize our internal controls framework, the material weakness in our internal control over financial reporting has not been remediated as of September 30, 2021. It will not be considered remediated until (i) the controls are fully implemented and existing controls are reinforced, (ii) the incremental controls are in operation for a sufficient period of time, and (iii) the controls are tested and concluded by management to be designed and operating effectively. We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts.

Changes in Internal Control over Financial Reporting

Except for changes made in connection with our implementation of the remediation efforts mentioned above, there have been no changes in our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Covetrus, Inc. 2021 Q3 Form 10-Q	38

PART II

Item 1. Legal Proceedings

Refer to Note 6 - Commitments and Contingencies for information relating to legal proceedings.

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
July 2021	13,721	$25.55	—	$—
August 2021	6,776	24.43	—	—
September 2021	15,886	20.55	—	—
	36,383	$23.16	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occur upon vesting of restricted shares

Covetrus, Inc. 2021 Q3 Form 10-Q	39

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Filing Date	SEC File Number	Exhibit Reference

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith
†     Indicates management contract or compensatory plan

Covetrus, Inc. 2021 Q3 Form 10-Q	40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVETRUS, INC.

Date:	November 4, 2021	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	November 4, 2021	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Covetrus, Inc. 2021 Q3 Form 10-Q	41