Form 10-K
period 2021-12-31
COVETRUS, INC.
filed 2022-02-28
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________
FORM 10-K
___________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, computed by reference to the closing price as of the last business day of the registrant's most recently completed second fiscal quarter, June 30, 2021, was approximately $2.8 billion.

The registrant had 138,136,146 shares of common stock outstanding as of February 18, 2022.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement of Registrant for use in connection with the 2022 Annual Meeting of Shareholders (our “2022 Proxy Statement”), are incorporated by reference into Part III of this report.

COVETRUS, INC.
ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

Covetrus, Inc. 2021 Form 10-K	2

Glossary of Defined Terms and Abbreviations

AAFCO	Association of American Feed Control Officials
Acquisition*	Our acquisition of Vets First Choice in an all-stock transaction
Adjusted EBITDA*
Adjusted EBITDA is the segment measure of profit or loss reported to the CODM. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, other impairments, the proportionate share of the adjustments of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, and other income and expense items, net. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280

AIP*	Annual Incentive Plan
AKS	Federal Anti-Kickback Statute
Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Clients of our Customers
APAC	Asia Pacific
AppointMaster*	AppointMaster, LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
AUD	Australian dollar
CEO	Chief Executive Officer
CARES	Coronavirus Aid, Relief, and Economic Security Act
CCPA	California Consumer Privacy Act
CD&R	CD&R VFC Holdings, L.P.
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COVID-19	Novel Coronavirus Disease 2019
CPR	Cardiopulmonary resuscitation
Credit Facilities*
On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement, comprised of $1.2 billion term loan facility and $300 million revolving line of credit, with a group of lenders for a five-year term

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

Distrivet*	On April 30, 2020, we combined our subsidiary, SAHS, with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We own 50.01% of the company, called Distrivet, a Covetrus company
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EPA	Environmental Protection Agency
EPS	Basic earnings (loss) per common share
ESPP	Employee Stock Purchase Plan
EU	European Union
EUR	Currency of the European Union
Exchange Act	Securities Exchange Act of 1934, as amended
FCA	Financial regulatory body in the United Kingdom
FDA	U.S. Food and Drug Administration
FDIC	Federal Deposit Insurance Corporation
FOMC	Federal Open Market Committee
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021

Covetrus, Inc. 2021 Form 10-K	3

Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
FTC	Federal Trade Commission
GAAP	Generally Accepted Accounting Principles in the United States of America
GDPR	General Data Protection Regulation
GFI	Guidance for Industry
GILTI	Global Intangible Low-Taxed Income
Global Technology Solutions or GTS*	The aggregation of our software services with our prescription management platform and related pharmacy services
Investment and Shareholders Agreement*	The Investment and Shareholders Agreement of Distrivet, S.A. executed on January 13, 2020
IS*	Information Systems
ITGC	Information Technology General Controls
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
NM	Not Meaningful
NOL	Net Operating Losses
NZD	New Zealand dollar
OCC	Office of the Comptroller of the Currency
PIMS	Global Technology Solutions practice information management software systems
PPE	Personal protective equipment
PSU	Performance Stock Unit
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SAHS*	Spain Animal Health Solutions S.L.U.
scil	scil animal-care business
SEC	Securities and Exchange Commission
Separation*	In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, our Former Parent completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us
Series A Preferred Shares*	7.50% Series A Convertible Preferred Stock
SG&A	Selling, general and administrative expenses
Share Sale*
On February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors. The proceeds from the Share Sale were paid to us and distributed to our Former Parent

SMBs	Small or Medium-Sized Businesses
SOX	Sarbanes-Oxley Act of 2002
Tax Act	U.S. Tax Cuts and Jobs Act of 2017
Transactions*	Collectively the following events, effective February 7, 2019, Vets First Choice became a wholly-owned subsidiary of Covetrus, Inc. (f/k/a HS Spinco, Inc.), a company formed by our Former Parent in connection with the spin-off of the Animal Health Business and combination with Vets First Choice
TSA	Transition Service Agreements
U.K.	United Kingdom
U.S.	United States
USD	U.S. Dollar
USDA	U.S. Department of Agriculture
VCP*	Veterinary Care Plans
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
VSG*	Veterinary Study Groups, Inc.
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language
*Defined term or abbreviation is specific to Covetrus

Covetrus, Inc. 2021 Form 10-K	4

Explanatory Note

As previously disclosed, effective February 7, 2019, Vets First Choice became a wholly-owned subsidiary of Covetrus, Inc., a company formed by the Former Parent in connection with the Transactions. Covetrus common stock began regular-way trading under the symbol “CVET” on the Nasdaq Global Select Market on February 8, 2019. Beginning with the Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, Covetrus began reporting on a consolidated basis, representing the combined operations of the Animal Health Business and Vets First Choice and their respective subsidiaries.

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

Covetrus, Inc. 2021 Form 10-K	5

PART I
Item 1.    Business

Overview

We were incorporated in Delaware in April 2018 as a wholly-owned subsidiary of our Former Parent under the name HS Spinco, Inc., and subsequently changed our name to Covetrus, Inc. We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. Our mission is to provide the best products, services, and technology to our Customers across the globe, so they can deliver exceptional care to their Animal Owners when and where it is needed.

Transactions that formed Covetrus:

Separation. In anticipation of the spin-off, affiliates of Covetrus purchased from certain minority holders their ownership interests in the applicable operating companies of the Animal Health Business. On February 7, 2019, Henry Schein completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us
Share Sale. Also, on February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors. The proceeds from the Share Sale were paid to us and distributed to our Former Parent
Distribution. All the shares of our common stock that were then owned by Henry Schein were distributed to its stockholders of record as of January 17, 2019. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion to our Former Parent from loan proceeds from our newly established credit facility (see Note 7 - Long-Term Debt and Other Borrowings, Net)
Acquisition. We then acquired Vets First Choice in an all-stock transaction, and the following day, our shares began trading on the Nasdaq Global Select Market under the symbol “CVET”

Purpose of founding Covetrus. We combined the complementary capabilities of the Animal Health Business and Vets First Choice, bringing together innovative practice management software and supply chain and distribution businesses with a technology-enabled prescription management platform and related pharmacy services.

We are now two years into our three-year strategy, see Our Strategy as discussed below, and we believe our approach to the market supports the delivery of improved veterinary care and the health of our customers' veterinary practices while driving increased demand for our products and services. We believe that building lasting relationships between our Customers and Animal-Owners is an important component to our future success in our three-year stated strategy and beyond.

Covetrus, Inc. 2021 Form 10-K	6

Our strategic roadmap to an all-in-one solution for the veterinary market prioritizes providing our supply chain services, compounding services, PIMS, and the prescription management platform, all through one operating system. In January of 2022, we announced our veterinary operating system, Covetrus Pulse™, that we expect to launch in our North America segment in the second quarter of 2022.

Our future success largely depends on our ability to grow and adapt to the changes in the veterinary market. We expect to focus for 2022 and beyond on the faster-paced growth and higher margin areas of our business in our effort to create a similar product, service, and technology offerings across our segments.

Segments

We manage our organization geographically in three reportable segments: (i) North America, (ii) Europe, and (iii) Asia Pacific (APAC) & Emerging Markets. Historically, the business was focused on driving growth through specific product and service offerings to our Customers; the Transactions allowed us to bring together the different products and service offerings, along with prescription management, data analytics, and insights through veterinary practice management software, into one multi-channel veterinary platform. We will continue to focus on delivering this collection of products and services to our Customers on a geographical basis. We disaggregate our net sales based on our major product categories: supply chain services, software services, and prescription management. See below, Item 7- Management’s Discussion and Analysis of Financial Condition and Results of Operations - Segments, Note 3 - Revenue from Contracts with Customers, and Note 2 - Segment Data.

Acquisitions and Divestitures

Equity Method Investments

In April 2020, we completed the previously announced combination of our subsidiary, SAHS, with Distrivet. See Note 5 - Divestitures and Equity Method Investments.

Acquisitions

During the year ended December 31, 2021, we completed acquisitions of VCP, a leading platform in veterinary wellness plan administration, and AppointMaster, a provider of integrated communications solutions for veterinary practices, for an aggregate purchase price of $85 million. These acquisitions are intended to provide our Customers with new tools to foster stronger relationships with their Animal Owner clients by delivering better business and healthcare outcomes. See Note 4 - Business Acquisitions.

Covetrus, Inc. 2021 Form 10-K	7

In October 2020, we announced a strategic investment in VSG which was consolidated during the fourth quarter of 2020. This relationship brings together two highly complementary organizations each dedicated to veterinary practices and committed to driving enhanced patient care, empowering veterinarians to run better businesses, and advocating for the veterinary profession. This investment is an opportunity to accelerate our strategic initiative on driving increased customer alignment. See Note 4 - Business Acquisitions.

Divestitures

In April 2020, we completed the divestiture of our scil business to Heska for approximately $100 million, net of deal-related fees and other transaction items. See Note 5 - Divestitures and Equity Method Investments.

Our Products, Services, and Technologies

Covetrus exists to help our Customers drive better health for animals and their Animal-Owners as well as business outcomes. We believe the integration of our products, programs, services, and technologies will provide an all-in-one platform for our Customers to utilize across their practices.

Our current product and service offerings across our segments:

North America Segment: Has the most expansive collection of products, services, and technologies for our Customers and Animal-Owners. In broad categories, we offer supply chain services, software services, and prescription management.

Europe Segment: We offer supply chain services and software services to our Customers and Animal-Owners.

Asia-Pacific and Emerging Markets Segment: We offer supply chain services and software services to our Customers and Animal-Owners.

Our major products and services categories are described below. See Note 3 - Revenue from Contracts with Customers for a breakdown of our net sales by segment and product or service categories.

Supply Chain Services

Logistics and in-clinic supply	Proprietary Brands	Membership Organizations

Covetrus, Inc. 2021 Form 10-K	8

We offer a comprehensive portfolio of products, services, and value-added solutions to our Customers for enhancing practice revenue, operating efficient practices, and delivering high-quality animal care. By combining our global scale and logistical expertise with robust software and ordering tools, a broad product offering at competitive prices, and a strong commitment to customer service, we strive to be an indispensable and trusted partner for our Customers’ evolving needs. We are also continuing to grow our portfolio of Covetrus-branded and proprietary-branded products. These are products and solutions we develop and manufacture, both in-house and using third party contract to manufacturers, that we market and sell under Covetrus-owned branding. Currently, our main proprietary brands are Vi, Kruuse, SmartPak, and Calibra, along with Covetrus-branded products.

Software Services

Software and e-commerce	Wellness Plans

We develop, provide, and support veterinary practices with a wide range of veterinary software systems. These technology solutions include practice management software, data-driven applications, client communications tools, and related services, which are designed to increase staff efficiency and improve business health, allowing veterinarians and their staff more time to provide patient care. We also offer solutions that integrate with our software platforms, including client communication services, reminders, data backup services, hardware sales and support, and credit card processing. These integrated veterinary marketing services leverage practice-level data and consumer insights to deliver highly personal, relevant, and timely communications, strengthening the veterinary-client patient relationship and improving Animal Owners' loyalty to their veterinarian. Our payment solutions also help veterinarians save time and money with credit card processing services, which are integrated into our veterinary software systems to streamline workflow.

Prescription Management (currently in our North America Segment only)

Prescription Management

Through the integrated product and service offerings available on our prescription management platform, we seek to enable our Customers to manage the lifecycle of a prescription to create new revenue opportunities, adapt to changing Animal-Owner purchasing behaviors, and strengthen their client relationships through the convenience of our e-commerce, auto-ship services, and access to accredited veterinary pharmacies for standard prescriptions, preventatives, diets, and custom-compounded medications. These products and services ultimately allow our Customers to improve the quality of animal care that is provided.

Our Customers can access our accredited veterinary pharmacies to fulfill compounded, specialty, patient-specific customized medications, and in-clinic use medications through our prescription management platform. As discussed below, our strategy includes investing to further develop the capabilities of our prescription management platform and to grow our high margin custom-compounding medications.

Covetrus, Inc. 2021 Form 10-K	9

We are building the infrastructure in the U.S. necessary to support growth of our pharmacy presence. As of December 31, 2021, we own or lease properties which are integral to our global operations as well as necessary infrastructure for our future growth. We also have 503A pharmacies as well as an FDA registered outsourcing facility under section 503B of the Federal Food, Drug, and Cosmetic Act. We initiated a legal-entity rationalization in 2021 that was completed in the first quarter of 2022, and as a result of that process we are re-licensing our pharmacies and facility under one legal-entity, Covetrus North America, LLC. Certain of our pharmacies have completed the re-licensing process for all 50 states and the District of Columbia. We currently anticipate to complete this re-licensing process in all 50 states in the first half of 2022. Obtaining licensure for our pharmacies is an important factor in our strategic focus for expanding our pharmacy infrastructure.

Our Customers

Our customer base for our products, programs, services, and technologies is comprised principally of animal-health and veterinary practices and clinics in the companion-animal, equine, and large-animal markets in North America, Europe, and APAC & Emerging Markets. These veterinary practices consist of both small, privately owned businesses and an increasing number of corporate-owned practices. We also serve animal-health providers and producers and pet specialty retail stores. Our major product categories service customers in the following markets:

•Supply chain customers in North America, Europe, and APAC & Emerging Markets
•Software services customers in the U.S., U.K., Australia, New Zealand, and certain other countries
•Prescription management and pharmacy services customers in the U.S

COVID-19 and Our Return to Work

To protect the health and safety of our employees, we implemented workplace regulations and guidelines recommended from government and public health authorities related to COVID-19. In March 2020, we transitioned a large portion of our teams to working remotely and implemented staggered schedules in our distribution facilities. We created a COVID-19 information portal on our intranet that provides best practices for working at home and staying connected, communications from our leadership team, internal contacts for any COVID-19 questions, and helpful external reference links.

We adhere to regulations and guidelines instituted by local authorities in our areas of operations and make judgments with the best available information at the time. For example, in the U.S., we issued safety protocols for our employees based on their vaccination status. These protocols are applicable for our employees who are working in our offices and facilities as well our employees who are working remotely.

In our effort to return to work in our offices in 2022, we will be offering hybrid work schedules, to reduce the number of employees in a facility at any given time. The hybrid work arrangement allows employees to split the workweek between remote work on certain days and onsite work on certain days. To support our managers in this hybrid environment, we will provide online training on how to manage remote workers, implement a telecommuting policy, and develop etiquette guidelines for hybrid meetings.

We are continuing to actively monitor how COVID-19 and related variants are impacting our business operation and the industry and may take further actions to alter our business operations in the best interests of our employees, Customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Covetrus, Inc. 2021 Form 10-K	10

Our Strategy

Our current three-year strategic plan prioritizes the following:

2020	2021	2022
Streamline	Synchronize	Accelerate

Focus Our Business	Harmonize Our Capabilities	Expand Our Offering

Technology Roadmap

Our offerings to our Customers are centered on helping them drive better health and business outcomes in their practices. During 2021, our primary technology focus was on the development of an all-in-one cloud-based veterinary operating system, Covetrus Pulse™, which was announced at the 2022 Veterinary Meeting & Expo and is expected to be released in our North America segment during the second quarter of 2022. Covetrus Pulse™ is intended to unite the applications veterinary practices rely on into one secure cloud platform driving improved efficiencies in business operations, animal health, and client experiences. With Covetrus Pulse™, we expect to enable our Customers to create, renew, and approve prescriptions, communicate with Animal Owners and coworkers, personalize dashboards used in practice management, and customize in-clinic and Animal Owner experiences using a suite of preferred third-party applications. Included within the Covetrus Pulse™ launch for the second quarter of 2022 in our North America segment, are the offerings from our 2021 acquisitions, VCP and AppointMaster.

Covetrus Pulse™ combines our previously separate offerings in a cloud solution for an easier to use experience for our Customers. For example, an Animal-Owner can book an appointment via our online booking tool. This appointment is followed up with text and email reminders from our communication platform. Once at a Customers' practice, a veterinarian manages this patient using our PIMS which provide medical record storage, treatment paths and workflow solutions. From within the veterinary operating system, at the point of care, veterinarians can proactively prescribe medication and have those medications delivered via our prescription management solution straight to the Animal-Owners home. Through our prescription management solution, Animal-Owners can sign up for auto-ship programs and receive personalized medication from our compounding pharmacy. To drive compliance and provide financial visibility to pet parents, a Customer can enable care plans via our wellness plan administration solution creating a subscription relationship with the Animal-Owner. Then the Animal-Owner can shop online with their veterinarian, our Customer, and manage their prescriptions and communicate with their veterinarian via our telehealth platform.

2021 Organization Harmonization

In order to create “one face to our customer”, we combined our commercial organizations within our North America segment in late 2020, and we completed the integration of these organizations during 2021. We also took similar actions to combine our commercial organizations in our Europe segment, with particular focus on our U.K. and Germany regions during 2021. In addition, we created a global operations enablement function to drive continuous improvement, consistent performance, and improved efficiencies across our segments.

Accelerating in 2022:
Our strategic priorities in 2022 build on the foundational capabilities we have developed to accelerate our ability to serve Customers through improved and expanded offerings. These key priorities are expected to also drive growth in revenues and operating margin and include:

Covetrus, Inc. 2021 Form 10-K	11

•	Optimizing our integrated value proposition, including Covetrus Pulse™, to drive sales growth

•	Developing offerings to expand consumer marketing and technology solutions on behalf of veterinarians

•	Driving proprietary brand growth across our segments through introduction of new products and a more focused management structure

•	Improving profitability in our Europe segment through more focused growth initiatives and cost structure changes in the UK and Germany

•	Maintaining a stable corporate cost base to drive improved operating margin through growth in our segments

Human Capital

At the core of our strategy exists a commitment to build a strong culture and strong teams, enable scale, effectiveness and efficiency, and have the right capabilities and talent to drive business success.

Who Are We?
In 2021	Full-time Covetrians	Part-Time Covetrians
In North America	1,603	1,424
In Europe	1,771	116
In APAC & EM	661	135
Total Covetrians	4,035	1,675

For the year ended December 31, 2021, we had voluntary turnover of 20% as compared to voluntary turnover of 16% for the year ended December 31, 2020. In 2021, we also internally promoted 478 people of our workforce and 756 moved laterally within our organization.

In 2020, we created a global diversity, equity, and inclusion program, which includes a global advisory board and a number of global, business unit, and regional diversity and inclusion leads dedicated to driving our commitments and strategic focus areas as well as to ensure local support. The executive sponsors of program are Sharon Wienbar (member of our Board of Directors) and Ben Wolin (President and Chief Executive Officer). We identified five diversity and inclusion commitments to drive lasting change within five years: (i) diversity-focused recruitment, (ii) diversify the animal-health industry, (iii) employee education and training, (iv) inclusion & employee resource groups, (v) transparency. We are one year into our 5 year diversity and inclusion commitment; and in line with our expectation for public accountability we have disclosed our workforce by gender to drive increased accountability and comparability in future periods.

	Our Executive Leadership Team
	Ben Wolin President & CEO
	Direct Reports to our CEO are 40% female
	Matt Malenfant Chief Commercial Officer	Matthew Foulston Chief Financial Officer	Georgia Wraight President, Global Technology Solutions	Bekki Kidd Head of Global Operations	Dustin Finer Chief Administrative Officer
	% of function that is female by organizational level
Senior Vice President and Vice President	30%	8%	50%	17%	53%
Senior Director and Director	33%	37%	41%	21%	50%
Senior Manager, Manager, and Supervisor	62%	59%	47%	29%	34%
Individual Contributor (1)	61%	71%	57%	44%	44%
(1) Employees without management responsibility

Covetrus, Inc. 2021 Form 10-K	12

Occupational Health & Safety

At our facilities, first aid and CPR training is held annually on a volunteer basis to address the safety of employees in the case of emergencies. All Covetrus facilities have standard operating procedures created by dedicated safety committees that address industry best practice, cleaning procedures, site security, equipment, material handling, and use of PPE.

Throughout the COVID-19 pandemic, we have created subcommittees to review and reinforce PPE use and safety protocols. While health, safety, and quality have always been priorities, an emphasis on hygiene has helped keep our employees safe while at work and at home. Any employee who is re-entering Covetrus office space is required to complete a return-to-work training and COVID safety protocol.

Talent Attraction and Retention

We design our benefits on the basis of creating rewards programs that support a high-performance culture and attract and retain talent. We also prioritize aligning our high-performance culture with a focus on health. We are driving a clear intention on wellness throughout our organization. Our goal for our employees well-being is that their lives are improved, their lives are healthier, life spans are longer, productivity is increased, and medical claims cost is reduced.

Our offerings to our employees, depending on location, also includes: resilience and wellness training, employee assistance programs, dog-friendly office environments, ESPP, identity theft, and pet insurance. In 2022, we started offering legal insurance to our employees.

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

Our principal competitors include:

•Animal Health Divisions of Traditional Distribution Companies: the MWI Animal Health division of AmerisourceBergen Corporation and the Patterson Veterinary division of Patterson Companies, Inc., and other national, regional, and local full-service distributors

•Animal Health Practice Management Service Providers: IDEXX Laboratories, Inc. and several regional and local veterinary software vendors, including those offering cloud-based solutions

•Animal Health-focused E-Commerce Companies: Amazon.com, Inc. and zooplus AG, retail and online pharmacy providers such as Chewy, Inc., PetMed Express, Inc., and Strategic Pharmaceutical Solutions, Inc. (d/b/a Vetsource), as well as manufacturers of animal-health products that sell directly to veterinary practices and retailers, thereby eliminating or reducing the role of distributors

Additionally, the growth in online and brick-and-mortar retailers offering certain animal-health products and services directly to Animal Owners continues to impact our Customers and, in turn, our business given our strategic alignment with the veterinary community. COVID-19 has accelerated this trend. Our operating results may be materially adversely affected should this trend continue to accelerate.

Covetrus, Inc. 2021 Form 10-K	13

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time, which correlates with our second and third quarters given that most of our business is in the northern hemisphere. Parasite protection products represented 23% of our net sales in 2021. The following chart reflects our quarterly parasite protection product sales compared to our net sales in 2021.

Parasite protection product sales vs Net sales
$1,102M
$1,189M
$1,162M
$1,122M
$4,575M
100%
90%
80%
70%
60%
50%
40%
30%
20%
10%
0%
$854M
$896M
$896M
$893M
$3,539M
$248M
$293M
$266M
$229M
$1,036M
Q1 2021
Q2 2021
Q3 2021
Q4 2021
2021 YTD
Parasite protection product sales
Net sales excluding parasite protection product sales

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

Working Capital

Our principal capital requirements include the funding of working capital needs, debt service, strategic investments, and capital expenditures. We require substantial working capital, which is susceptible to fluctuations in the level of accounts receivables and inventory purchase patterns and seasonal demands throughout the year. We extend credit to many of our customers globally in the ordinary course of business, which increases accounts receivable balances within our business segments and is dependent, to an extent, on seasonal demand. Our sales terms vary from due immediately for credit card payments to significantly longer periods generally offered to larger customers. Inventory purchase activity and stock levels are also dependent on sales activity and seasonal demand, however, on occasion, we consider special inventory buy-in opportunities to achieve better purchase terms and earn larger rebates.

Laws and Regulations

The sale of certain animal-health products is also governed by the laws and regulations specific to each country in which we sell our products.

Our prescription management and pharmacy services business, which currently operates only in the U.S., is regulated by federal and state laws governing, among other things, the purchase, distribution, management, compounding, dispensing, marketing, and labeling of prescription and non-prescription drugs and related services. In addition, we are subject to FDA, DEA, and comparable state regulations affecting the pharmacy and pharmaceutical industries, including state pharmacy licensure, registration or permit standards, state and federal controlled substance laws, and statutes and regulations related to FDA approval

Covetrus, Inc. 2021 Form 10-K	14

of the sale and marketing of new pharmaceuticals. State pharmacy laws require pharmacies to be licensed or otherwise authorized to dispense prescription medications.

We are authorized to dispense prescription medication in all 50 states and the District of Columbia. As we expand our pharmacy infrastructure, obtaining licensure in all 50 states and the District of Columbia is an important aspect of our growth strategy for higher-margin aspects of our business and delays or failures to obtain licenses may disrupt our near-term strategic objectives. Non-resident pharmacies are licensed similar to resident pharmacies. As such, each prescription for a medication that is fulfilled by one of our pharmacies is generally covered by the laws of the state where the Animal Owner is located. The laws and regulations relating to the sale and delivery of prescription medications vary from state to state but generally require that prescription medications be dispensed with the authorization from a prescribing veterinarian.

U.S.

FDA - the regulatory body that is responsible for the regulation of animal-health pharmaceuticals in the U.S. is the CVM housed within the FDA.
•Generally, all animal-health pharmaceuticals are subject to pre-market review and must be shown to be safe, effective, and produced by a consistent method of manufacture as defined under the Federal Food, Drug, and Cosmetic Act
•If the drug is for food-producing animals, potential consequences for humans are also considered
•Animal supplements generally are not required to obtain pre-market approval from the CVM, although they may be treated as a food. Any substance that is added to, or is expected to become a component of, animal food must be used in accordance with a food-additive regulations, unless it is generally recognized as safe, under the conditions of its intended use. Alternatively, the FDA may consider animal supplements to be drugs. The FDA has agreed to exercise enforcement discretion for such supplements if each such supplement meets certain conditions

USDA - the regulatory body in the U.S. for veterinary biologics, such as vaccines, is the USDA.
•The USDA’s Center for Veterinary Biologics is responsible for the regulation of animal-health vaccines, including immunotherapeutics. Marketing of imported veterinary biological products in the U.S. requires a U.S. Veterinary Biological Product Permit. Veterinary biologics are subject to pre-market review and must be shown to be pure, safe, potent, and efficacious, as defined under the Virus Serum Toxin Act. The USDA requires post-licensing monitoring of these products

EPA - the main regulatory body in the U.S. for veterinary pesticides is the EPA.
•The EPA’s Office of Pesticide Programs is responsible for the regulation of pesticide products applied to animals
•Animal-health pesticides are subject to pre-market review and must not cause “unreasonable adverse effects to man or the environment” as stated in the Federal Insecticide, Fungicide, and Rodenticide Act
•Within the U.S., pesticide products that are approved by the EPA must also be approved by individual state pesticide authorities before distribution in that state. Post-approval monitoring of products is required, with reports provided to the EPA and some state regulatory agencies

DEA - under the Controlled Substances Act, distributors of controlled substances are required to obtain, and renew annually, registrations for their facilities from the DEA.
•Distributors are also subject to other statutory and regulatory requirements relating to the storage, sale, marketing, handling, and distribution of such drugs, in accordance with the Controlled Substances Act and its implementing regulations, and these requirements have been subject to heightened enforcement activity in recent times
•Distributors are subject to inspection by the DEA

FTC - the FTC regulates advertising pursuant to its authority to prevent “unfair or deceptive acts or practices in or affecting commerce” under the Federal Trade Commission Act
•Advertising and promotion of animal-health products that are not subject to approval by the CVM may be challenged by the FTC, as well as by state attorneys general and by consumers under state consumer protection laws
•The FTC will find an advertisement to be deceptive if it contains a representation or omission of fact that is likely to mislead consumers acting reasonably under the circumstances, and the representation or omission is material, and if the advertiser does not possess and rely upon a reasonable basis, such as competent and reliable evidence, substantiating the claim
•The FTC may address unfair or deceptive advertising practices through either an administrative adjudication or judicial enforcement action, including preliminary or permanent injunction
•The FTC may also seek consumer redress from the advertiser in instances of dishonest or fraudulent conduct

Covetrus, Inc. 2021 Form 10-K	15

State Registration - states may require registration of animal-drug distributors and wholesalers.
•Additional requirements may apply when the product is also a controlled substance. States work closely with the AAFCO in their regulation of animal food
•The AAFCO’s annual Official Publication contains model animal and pet-food labeling regulations that states may adopt
•The publication is treated deferentially by the federal and state government agencies that regulate animal food. Many states require registration or licensing of animal-food distributors
•States may also review and approve animal-food labels prior to sale of the product in their state

Rest of world

Country-specific laws have provisions that include requirements for licensing, regulatory approvals, certain labeling, safety, efficacy, and manufacturers’ quality control procedures (to assure the consistency of the products), as well as company records and reports. Many other countries’ regulatory agencies will generally refer to the FDA, USDA, European Union regulatory agencies, and other international animal-health entities, including the World Organization for Animal Health and the Codex Alimentarius Commission, in establishing standards and regulations for veterinary pharmaceuticals and vaccines.

Other regulations

Through our 503A and 503B compounding pharmacies, we are subject to U.S. anti-kickback statutes. Anti-kickback statutes prohibit among other things the exchange of anything of value, in an effort to induce the referral of business reimbursable by federal health care programs and state health programs. We maintain an annual compliance program to educate our employees on these risks.

Veterinary compounding pharmacies must remain mindful of compliance with state and federal laws that govern the relationship between pharmacies and referral sources. The AKS imposes criminal penalties against individuals and entities that pay or receive remuneration in return for referring an individual for service paid under a federal health care program. Veterinary compounding pharmacies have historically avoided scrutiny under the AKS because no federal programs are involved in veterinary compounding funding. However, most states have enacted statutes and regulations that mirror the AKS and, in some cases, are even broader than the AKS.

Various states have enacted business and insurance regulations prohibiting referral arrangements that result in the offer or acceptance of any rebate, refund, commission, discount or other consideration as compensation or inducement for referring patients, clients or customers. These regulations often encompass all health-care related professions, including pharmacies and veterinary practices. Penalties for violations of these state anti-kickback regulations may include imprisonment as well as substantial fines.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. See Risk Factors - We are subject to complex environmental, health and safety laws and regulations.

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

Covetrus, Inc. 2021 Form 10-K	16

Item 1A.    Risk Factors

Prospective investors should carefully consider the risks described in this section, together with all of the other information in this Annual Report on Form 10-K. These risks may not be the only risks we face but are risks we believe may be material at this time. Additional risks and uncertainties that we do not yet know of, or that we currently think are not material, may also impair our business operations or financial results. If any of the events or circumstances described in this section occur, our business, financial condition or results of operations, and the trading price of our securities, could decline. Investors and prospective investors should consider these risks, the information contained under the heading Forward-Looking Statements and the risks described in this Annual Report on Form 10-K before deciding whether to invest in our securities. We may update these risk factors in our future periodic reports.

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

The pandemic has resulted in government authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place or stay-at-home orders, and business shutdowns. The spread of COVID-19 caused us to modify our business practices in fiscal years 2020 and 2021, particularly with respect to our liquidity position and near-term cost structure. For example, to increase our cash position in 2020, we issued 250,000 shares of 7.50% Series A Convertible Preferred Stock for an aggregate purchase of $250 million in a private placement, we also made incremental borrowings under our revolving credit facility that were subsequently repaid. In 2020, we also reduced non-critical capital expenditures, temporarily lowered executive, board and senior-level employee compensation, and enacted employee furloughs and hiring freezes, deferral of payroll taxes under the CARES Act; and a temporary suspension of our 401(k) employer match, which was later reinstated, among other actions. In 2021, we continued to carefully manage spending, including through controls on hiring. To date, the majority of these actions have been eased. In addition, we continue to manage our inventory levels to ensure we hold appropriate stock for market conditions, and we have negotiated to extend payment terms on certain contracts. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, and business partners. There is no certainty that such actions will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities. If significant portions of our workforce are unable to work effectively, including due to illness, quarantines, social distancing, government actions, including the vaccine mandate, or other restrictions in connection with the COVID-19 pandemic, our operations will be negatively impacted, and our stock price could decline.

The extent to which the COVID-19 pandemic may impact our business, results of operations, financial condition, and potentially our control procedures is highly uncertain and cannot be predicted. Such impact will depend on a number of factors including, but not limited to, the duration and spread of the pandemic, its severity, the actions to contain the virus or treat its impact, including with respect to government- or employer- imposed vaccine mandates, the spread of variants of COVID-19 and efficiency of vaccines to prevent or mitigate such spread, and how quickly, and to what extent, normal economic and operating activities resume. In the first quarter of 2020, the COVID-19 pandemic led to increased volatility in our stock price and a sustained decline in our market capitalization which required us to perform an interim impairment review, which could reoccur. In addition, due to current internal policies, many of our employees continue to work remotely, which could have an adverse effect on our internal control over financial reporting. The COVID-19 pandemic could also limit the ability of our customers, suppliers, and business partners to perform, including our customers' ability to make timely payments to us during and following the pandemic. In addition, our supply chain has experienced certain disruptions as a result of the COVID-19 pandemic which, together with other factors, has resulted and in the future could result in longer delivery lead times, increased cost and inventory shortages. We may also experience a suspension of services from third parties. Even after the COVID-19 pandemic has subsided, we may experience an adverse impact to our business as a result of its global economic impact, including increased inflation rates and the effect of those rates on the actions of Animal-Owners as well as any recession that has occurred or that may occur in the future.

Covetrus, Inc. 2021 Form 10-K	17

Specifically, difficult macroeconomic conditions, such as decreases in per capita income and level of disposable income, increased and prolonged unemployment, or a decline in consumer confidence as a result of the COVID-19 pandemic could have a material adverse effect on the demand for our products and services. Under difficult economic conditions, that could also become inflationary, consumers may seek to reduce discretionary spending by forgoing our services or choosing not to purchase our products. Decreased demand for our products and services could negatively affect our overall financial performance.

There are no comparable recent events that provide guidance as to the effect of the spread of COVID-19 and, as a result, the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of COVID-19’s impact on our business, our operations, control procedures, or the global economy as a whole. However, the effects could have a material adverse impact on our results of operations and could cause volatility in our stock price. We will continue to monitor the situation closely.

We may not successfully implement our business strategies.

We are pursuing, and will continue to pursue, strategic initiatives that management considers critical to our long-term success, including: optimizing our integrated go-to-market strategy, driving significant adoption of our veterinary operating system within our North America segment in 2022, investing more in our consumer marketing and technology capabilities to further strengthen the vet-to-pet relationship; rationalizing our operations in the U.K. and Germany; restoring profitable growth in Europe, enhancing our proprietary brand strategy through talent acquisition and new product development; and leveraging our fixed Corporate infrastructure as we now have the established cost base to support the business moving forward. The strategic initiatives may result in our pursuing synergistic investments or acquisitions.

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

Many veterinary practices have invested substantial effort and financial resources into the information systems and procedures that support their business and, as a result, Customers may be reluctant to migrate or integrate their systems to those that we provide.

Our success depends, in part, on the willingness of Customers to adopt new technologies and services. Many veterinary practices have invested substantial effort and financial resources into the information systems and procedures that support their businesses today and may be reluctant or unwilling to migrate or integrate these systems with online or cloud-based, on-demand services. Other factors that may affect market acceptance of our services include:

•The security capabilities, reliability, and availability of on-demand services
•Concerns with entrusting a third party to maintain and manage data, especially confidential or sensitive data
•Our ability to minimize the time and resources required to implement our services, maintain high levels of Customer satisfaction, and implement upgrades and other changes to our software without disrupting services we provide
•The level of customization or configuration we offer
•The ability to provide rapid response time during periods of intense activity on Customer websites
•The price, performance and availability of competing products and services

The market for these services may develop more slowly than we expect, which would have a material adverse effect on our business, financial condition, results of operations and cash flows.

The animal-health market is highly competitive, and we may not be able to compete effectively.

The animal-health market is highly competitive and rapidly changing, and we expect competition to intensify in the future. Our competitors include the animal-health businesses of large pharmaceutical and distribution companies, specialty animal-health businesses, animal-health focused businesses, practice management service providers, and Internet-based businesses, such as Chewy, Inc. and PetMed Express, Inc., (1-800-PetMeds), and may, in the future, include new market entrants. Some of our competitors have access to greater financial, marketing, technical, and other resources than us that could allow them to compete more effectively.

Covetrus, Inc. 2021 Form 10-K	18

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

We obtain substantially all our products from third parties. Generally, we do not have long-term contracts with our suppliers committing them to supply products to us. Therefore, suppliers may not provide the products we need in the quantities we request or at all. Additionally, certain key suppliers, in the aggregate, supply a significant portion of the products we sell. As a result, these suppliers may have increased bargaining power and we may be required to accept less favorable purchasing terms in the future, which could erode our margins. In addition, we currently purchase many products and materials from single sources. Some of the products that we purchase from these sources are proprietary and, therefore, cannot be readily or easily replaced by alternative sources. These products include branded and patented products from major pharmaceutical manufacturers, including Boehringer Ingelheim International GmbH, Elanco Animal Health Incorporated, Merck & Co., Inc., Vedco, Inc., and Zoetis, Inc., among others. These five suppliers accounted for approximately 48% of our purchases for the year ended December 31, 2021. Effective January 1, 2021, we no longer are partnered with Merck & Co. in the U.K. has which resulted in reduced net sales and the loss of customers in that region. Additionally, if we are unable to obtain adequate quantities of products in the future from single-source suppliers, we may be unable to supply the market, which could have a material adverse effect on our results of operations.

Additionally, because we generally do not control the actual production of the products we sell, we may be subject to delays caused by interruption in production based on conditions outside of our control, including interruption due to physical loss of the manufacturers' or their suppliers' facilities and the manufacturers’ failure to comply with applicable government requirements. The failure of manufacturers of products regulated by the FDA, the DEA, or other governmental agencies to meet these requirements could result in product recall, cessation of sales or other market disruptions. If any of our third-party suppliers were to become unable or unwilling to continue to provide the products in our required volumes, we would need to identify and obtain acceptable replacement sources on a timely basis. There is no guarantee that we would be able to obtain such alternative sources of supply on a timely basis, if at all. In 2021, our supply chain has experienced certain disruptions which has resulted and in the future could result in longer delivery lead times, increased cost and inventory shortages which may affect our ability to meet Customer demand in the short term. Suppliers may also limit their partnership options based on competitive pricing that may not be achievable with our current margin profile which may create more single source suppliers in the veterinary channel. An extended interruption in the supply of our products, especially any high-sales volume product or single source supplier product could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Covetrus, Inc. 2021 Form 10-K	19

Turnover of key personnel, including executive officers, could disrupt our operations and any inability to attract and retain qualified personnel could harm our business.

Any unplanned turnover or our failure to develop an adequate succession plan for key positions could deplete our institutional knowledge base and erode our competitive advantage. The loss or limited availability of the services of key personnel, or our inability to recruit and retain key personnel in the future, could, at least temporarily, have a material adverse effect on our business, financial condition, results of operations and cash flows. Additionally, factors including reduced employment pools, federal subsidies offered in response to the COVID-19 pandemic, and other government regulations including the vaccine mandate, have contributed to increased labor shortages and employee turnover within our organization. These trends have led to, and could in the future lead to, increased costs, such as increased overtime to meet demand and increased wage rates to attract and retain employees. An overall or prolonged labor shortage, lack of skilled labor, increased turnover or labor inflation could have a material adverse impact on our operations, results of operations, liquidity or cash flows.

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

Animal health products are subject to unanticipated safety, quality or efficacy concerns, which may expose us to liabilities or harm our reputation.

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

In addition, since we depend on positive perceptions of the safety, quality and efficacy of our products, and animal health products generally, by veterinarians and pet owners, any concern as to the safety, quality or efficacy of our products, whether actual or perceived, may harm our reputation. In addition, the success of our compounding pharmacy services is dependent on perceptions of us and the safety and quality of our products and services. We could be adversely affected if we or any other compounding pharmacies or our formulations and technologies are subject to negative publicity. We could also be adversely affected if any of our formulations or technologies, any similar products sold by other companies, or any products sold by other veterinary compounding pharmacies prove to be, or are asserted to be, harmful. For instance, to the extent any of the components of approved drugs or other ingredients used to produce our compounded formulations have quality or other problems that adversely affect the finished compounded preparations, our business could be adversely affected. These concerns and the related harm to our reputation could materially adversely affect our business, financial condition and results of operations, regardless of whether such reports are accurate.

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

Covetrus, Inc. 2021 Form 10-K	20

In addition, we market and sell many of our services to veterinary practices and clinics, which are typically small-to-medium sized businesses, or SMBs. Selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMBs are more price sensitive, more difficult to reach with broad marketing campaigns, and often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar generated for those vendors.

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

Consolidation of our customers and suppliers could negatively affect the pricing of our products.

Veterinarians are our primary customers. In recent years, there has been a trend towards the concentration of veterinarians in large clinics and hospitals. In addition, our suppliers have seen consolidation in their industries. Furthermore, we have seen the expansion of corporate customers, including larger cross-border ones, and an increase in the consolidation of buying groups (cooperatives of veterinary practices that leverage volume to pursue discounts from manufacturers). The pace of consolidation and structure of markets varies greatly across geographies. If these trends towards consolidation continue, these customers and distributors could attempt to improve their profitability by leveraging their buying power to obtain favorable pricing and payment terms. These impacts could have a material adverse effect on our operating results and financial condition.

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

The services we offer involve the maintenance of our Customers’ and Animal Owners sensitive information. In addition, we rely on IS in our business to obtain, rapidly process, analyze, manage, and store data to, among other things:

•Maintain and manage systems to facilitate the purchase and distribution of thousands of inventory items from numerous distribution centers
•Receive, process and ship orders on a timely basis
•Manage the accurate billing and collections for thousands of Customers and
•Process payments to suppliers

Information security risks have generally increased in recent years, and a third-party action, employee error, malfeasance or other events that bypass our IS security systems causing an IS security breach may lead to a material disruption of our IS business systems and the loss of business, customer or client information resulting in a material adverse effect on our business. Because techniques used to obtain unauthorized access to, or to sabotage, IS security systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. Although we maintain insurance coverage for various cybersecurity risks, there can be no guarantee that all costs or losses incurred will be fully insured.

In addition, we develop products and provide services to our Customers that are technology-based, and a cyberattack that bypasses the IS security of our products or services causing a security breach and perceived security vulnerabilities in our products or services could also cause significant reputational harm, and actual or perceived vulnerabilities may lead to claims against us by our Customers, their clients and governmental agencies. Perceived or actual security vulnerabilities in our products or services, or the perceived or actual failure by us or our Customers who use our products to comply with applicable legal requirements, may not only cause us significant reputational harm, but may also lead to claims against us by our Customers, their clients and governmental agencies and involve fines and penalties, costs for remediation, and substantial defense and settlement expenses.

Covetrus, Inc. 2021 Form 10-K	21

Additionally, changes in the legislative or regulatory action related to cybersecurity may increase our costs to develop or implement new technology-based products and services. In addition, changes in the regulatory environment could increase our compliance related costs.

Risks associated with these and other actual or perceived IS security breaches may include, among other things:

•The theft, destruction, loss, misappropriation or release of confidential data or intellectual property
•Operational or business delays resulting from the disruption of information systems and subsequent clean-up and mitigation activities
•The need to continually evolve procedures and safeguards to meet new IS challenges, and enhancing protections, and conducting investigations and remediation, may impose additional costs on us
•Claims, fines and penalties, and costs for remediation, or substantial defense and settlement expenses and
•Negative publicity resulting in reputation or brand damage with our Customers or Animal Owners, suppliers or industry peers or the loss of sales or Customers

We store, process and use information collected from or about our Customers and Animal Owners that subjects us to legislative and regulatory burdens and may expose us to liability and potential objections from such Customers and Animal Owners, and our actual or perceived failure to adequately protect or appropriately use data could harm our brand, our reputation in the marketplace and our business.

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

Certain states in which we operate, including California, and countries outside of the United States have adopted or may in the future adopt new regulations governing handling, storage, use and protection of personal information. The CCPA is a state statute intended to enhance privacy rights and consumer protection for residents of California, U.S. Both in the United States and abroad, these laws and regulations continue to evolve and remain subject to significant change. In addition, the application and interpretation of these laws and regulations are often uncertain. If we fail to comply with such laws and regulations, we could be required to make significant changes to our products or services, or incur substantial fines, penalties, or other liabilities. For example, if legislation or regulations are adopted, interpreted or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our products and services or privacy practices, it could have a material adverse effect on our business, financial condition, results of operations and cash flows. The costs of compliance with, and the other burdens imposed by, new or existing laws or regulatory actions may prevent us from selling our products or services, or increase the costs of doing so, and may affect our ability to invest in or develop products or services. In addition, a determination by a court or government agency that any of our practices do not meet these standards could result in liability or negative publicity and could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the European Parliament and the Council of the European Union have adopted the EU GDPR effective from May 25, 2018, which increases privacy rights for individuals in Europe, extends the scope or responsibilities for data controllers and data processors and imposes increased requirements and potential penalties on companies offering goods or services to individuals who are located in Europe, or Data Subjects, or monitoring the behavior of such individuals (including by companies based outside of Europe). Noncompliance can result in penalties of up to the greater of EUR 20 million, or 4% of total company revenues. Individual member states may impose additional requirements and penalties as they relate to certain things such as employee personal data. Among other things, the GDPR requires, with respect to personal data concerning Data Subjects, company accountability, consents from Data Subjects or other acceptable legal basis needed to process the personal data, prompt breach notifications within 72 hours, fairness and transparency in how the personal data is stored, used or otherwise processed, and data integrity and security, and provides rights to Data Subjects relating to modification, erasure and transporting of the personal data. Our efforts to implement programs and controls that comply with the GDPR are likely to impose additional costs on us, and we cannot predict whether the interpretations of the requirements, or changes in our products or services in response to new requirements or interpretations of the requirements, will be accepted as compliant by applicable regulatory authorities.

Successful claims for misappropriation or release of confidential or personal data brought against us or fines or other penalties assessed or any claim that results in significant adverse publicity against us could have a material adverse effect on our business and reputation.

Covetrus, Inc. 2021 Form 10-K	22

Our business is subject to risk based on global economic conditions.

Macroeconomic, business, and financial disruptions could have a material adverse effect on our business, financial condition, results of operations and cash flows. Certain of our Customers, Animal Owners and our suppliers could be affected directly by an economic downturn, including as a result of the COVID-19 pandemic or political instability, war, uprisings, or hostilities and associated broad-reaching economic sanctions, and could face credit issues or cash flow problems that could give rise to payment delays, increased credit risk, bankruptcies and other financial hardships that could decrease the demand for our products or hinder our ability to collect amounts due from Customers. If one or more of our large Customers discontinue their relationship with us because of economic conditions or otherwise, our operating results and financial condition may be materially adversely affected. Furthermore, our exposure to credit and collectability risk is higher in certain international markets and our ability to mitigate such risks may be limited. While we have procedures to monitor and limit exposure to credit and collectability risk, there can be no assurances such procedures will effectively limit such risk and avoid losses. In addition, since Animal Owners typically utilize discretionary income to purchase services or products for their pets, economic concerns may cause some Animal Owners to forgo or defer visits to veterinary practices or could reduce their willingness to treat pet health conditions or even to continue to own a pet.

Our business is exposed to domestic and foreign currency fluctuations that could have a material adverse effect on our business, financial condition, results of operations and cash flows.

As a percentage of our consolidated net sales, net sales outside of the U.S. were approximately 41% in 2021, 45% in 2020, and 47% in 2019. Changes in non-U.S. currencies relative to the U.S. dollar impact our sales, profits, assets, and liabilities. In addition, the weakening or strengthening of the U.S. dollar may result in significant favorable or unfavorable effects when the operating results of our non-U.S. business activity are translated into U.S. dollars and could cause our results of operations to differ from our expectations and the expectations of our investors. For our international sales denominated in U.S. dollars, an increase in the value of the U.S. dollar relative to foreign currencies could make our products and services less competitive in international markets. Alternately, a weakening of the currencies in which transactional sales are generated relative to the currencies in which costs are denominated would decrease operating profits and cash flow. Changes in currency exchange rates may also affect the relative prices at which we purchase materials and services in foreign markets. In addition, the impact of currency devaluations in countries experiencing high inflation rates or significant currency exchange fluctuations could negatively impact our operating results. While we may use financial instruments to mitigate the impact of fluctuations in currency exchange rates on our cash flows, unhedged exposures would continue to be subject to currency fluctuations.

The future growth of our business depends in significant part on increasing our global sales.

Conducting and expanding international operations could negatively impact our financial condition, results of operations, and cash flow and subjects us to risks we generally do not face in the U.S., including:

•Management, communication, and integration problems resulting from language barriers, cultural differences and geographic dispersion of our customers and personnel
•Compliance with foreign laws, including laws regarding online disclaimers, advertising, liability of online service providers for activities of customers especially with respect to hosted content, and more stringent laws in foreign jurisdictions relating to consumer privacy and protection of data collected from individuals and other third parties
•Accreditation and other regulatory requirements to do business and to provide domain name registration, web-hosting and other products in foreign jurisdictions
•Greater difficulty in enforcing contracts, including our universal terms of service and other agreements
•Increased expenses incurred in establishing and maintaining office space and equipment for our international operations
•Greater costs and expenses associated with international marketing and operations
•Greater risk of unexpected changes in regulatory practices, tariffs, trade disputes and tax laws and treaties, as well multiple and possibly overlapping tax regimes
•Different or lesser degrees of protection for our or our customers' intellectual property and free speech rights in certain markets
•Increased exposure to foreign currency risks
•Increased risk of a failure of employees to comply with both U.S. and foreign laws, including export and antitrust regulations, anti-bribery regulations and any trade regulations ensuring fair trade practices
•Heightened risk of unfair or corrupt business practices in certain geographies and

Covetrus, Inc. 2021 Form 10-K	23

•The potential for political, social, or economic unrest, terrorism, hostilities or war, including the conflict between Russia and Ukraine and the potential impact of financial and economic sanctions on the regional and global economy

We may require financing to fund our ongoing operations and capital expenditures, the availability of which is uncertain.

The capital and credit markets can experience volatility and disruption. Such markets can exert extreme downward pressure on stock prices and upward pressure on the cost of new debt capital and can severely restrict credit availability for most issuers. We may seek financing to refinance current debt and to fund our ongoing operations that require expenditures to develop enhancements to our platforms, expand capacity, and add new businesses complementary to our product lines. In the future we may engage in transactions that depend on our ability to obtain financing.

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

The software and technology industries are characterized by the existence of many patents, copyrights, trademarks, and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. The preparation or sale of our products may infringe on the patent rights of others. As we face increasing competition, the possibility of intellectual property rights claims against us may grow. Our technology may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other party's proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated, or circumvented. These types of claims could harm our relationships with our Customers, may deter future Customers from using our services or could expose us to litigation for such claims.

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

Our business and operations are subject to risks related to climate change.

The long-term effects of global climate change present both physical risks (such as extreme weather conditions or rising sea levels) and transition risks (such as regulatory or technology changes), which are expected to be widespread and unpredictable. These changes could over time affect, for example, the availability and cost of products, commodities and energy (including utilities), which in turn may impact our ability to procure goods or services required for the operation of our business at the quantities and levels we require. In addition, many of our operations and facilities around the world are in locations that may be impacted by the physical risks of climate change, and we face the risk of losses incurred as a result of physical damage to distribution or fulfillment centers, loss or spoilage of inventory and business interruption caused by such events and insurance may not be available or cost effective for the coverage limits needed.

Covetrus, Inc. 2021 Form 10-K	24

We also use natural gas, diesel fuel, gasoline and electricity in our operations, all of which could face increased regulation as a result of climate change or other environmental concerns. Regulations limiting greenhouse gas emissions and energy inputs may also increase in coming years, which may increase our costs associated with compliance. These events and their impacts could otherwise disrupt and adversely affect our operations and could materially adversely affect our financial performance.

Risks Relating to Indebtedness

Our substantial indebtedness could adversely affect our financial condition and impair our ability to operate our business. We may incur substantial additional indebtedness, which could further exacerbate the risks to our financial condition.

On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement with a group of lenders for a five-year term (the “Credit Facilities”). The Credit Facilities included a $1.2 billion term loan facility, which was fully funded and primarily used to pay a dividend to Henry Schein, and a $300 million revolving line of credit for working capital and general corporate purposes. As of December 31, 2021, there was $1.1 billion outstanding under the term loan facility and there were no borrowings under the revolving line of credit, although we do utilize the revolving line of credit from time to time.

We may incur significant additional indebtedness in the future, including secured indebtedness. Although the agreements governing our current Credit Facilities contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial.

Our current level of indebtedness, and any additional indebtedness, could have a material adverse effect on our business, financial condition, results of operations and cash flows, including the following:

•Limiting our ability to obtain additional debt or equity financing needed for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes,
•Requiring a substantial portion of our cash flows from operations be dedicated to payments on our indebtedness instead of other purposes, including working capital, capital expenditures and future business growth opportunities,
•Limiting our ability to make continuous improvements to our business model and adjust to changing market conditions that may place us at a competitive disadvantage compared to our competitors with less debt, and
•Increasing our vulnerability to a downturn in general economic conditions or in our business

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

Covetrus, Inc. 2021 Form 10-K	25

We require a significant amount of cash to service our indebtedness. Our ability to generate such cash depends on many factors, some beyond our control.

Our ability to make payments on and to refinance our indebtedness, and to fund capital expenditures, will depend on our ability to generate cash. This ability, to a certain extent, is subject to economic, financial, competitive, legislative, regulatory, and other factors that are beyond our control. We have substantial indebtedness with significant debt service requirements, and we may incur additional indebtedness that would lead to increased interest expense and require additional cash flows to fund. In addition, borrowings under the Credit Facilities bear interest at variable interest rates. During the year ended December 31, 2021, our interest rate swap contracts with notional amounts aggregating $500 million, which fixed a portion of future interest payments associated with our variable-rate term loan facility, matured on July 31, 2021. Interest rate increases could result in larger debt service requirements. Such an increase in our debt service obligations would adversely affect our cash flows. We cannot guarantee that our business will generate sufficient cash flows from operations or that future borrowings will be available to us under our Credit Facilities or any subsequent credit agreement, or that we can obtain alternative financing proceeds in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness at or before maturity. We cannot provide assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all.

The debt service obligations under our Credit Facilities could also reduce funds available for working capital, capital expenditures and other general corporate purposes and may create competitive disadvantages relative to other companies with greater liquidity.

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

The FDA issued proposed guidance titled Guidance for Industry #256: Compounding Animal Drugs from Bulk Drug Substances (“GFI #256”) on November 18, 2019. The comment period for this proposed guidance ended on October 15, 2020. If adopted, GFI #256 would strictly limit the circumstances under which the FDA would permit compounding of veterinary drug products. It is uncertain whether GFI #256 will be adopted in the form proposed, or at all. The proposed guidance is similar to guidance proposed by the FDA in 2015 and ultimately withdrawn in November 2017. These and other restrictions that may be imposed on the activities of compounding pharmacies may limit the available market for compounded formulations from bulk substances for animal use, as compared to the market available for the FDA-approved animal drugs. The FDA was expected to issue its final guidance in January 2022. However, several members of Congress recommended the FDA delay this action. As of the February 25, 2022, the industry has not received final guidance.

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

Covetrus, Inc. 2021 Form 10-K	26

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

The sale and distribution of our products is also regulated in most or all jurisdictions outside the United States where our business operates. Local regulations on sale and distribution may be tightened, for example regarding labeling, quality, or transportation, which may increase our costs of doing business. In the European Union, a revision of legislation on veterinary medicinal products became effective January 28, 2022 throughout the European Union that limits the use of antibiotics, tightens importation rules, and imposes stricter pharmacovigilance standards. This regulation must still be implemented at the member state level and as such, additional requirements may be adopted by individual member states which would have the effect of increasing the compliance requirements for our business in the European Union with resulting costs.

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

Covetrus, Inc. 2021 Form 10-K	27

We are subject to complex environmental, health and safety laws and regulations.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. Due to our operations, these laws and regulations also require us to obtain, and comply with, permits, registrations or other authorizations issued by governmental authorities. These authorities can modify or revoke our permits, registrations or other authorizations and can enforce compliance through fines and injunctions.

Furthermore, regulatory agencies are showing increasing concern over the impact of animal health products on the environment. This increased regulatory scrutiny has in the past and may in the future necessitate that additional time and resources be spent to address these concerns in both new and existing products.

Our failure to comply with the environmental, health and safety laws and regulations to which we are subject, including any permits issued thereunder, may result in environmental remediation costs, loss of permits, fines, penalties or other adverse governmental or private actions, including regulatory or judicial orders enjoining or curtailing operations or requiring corrective measures, installation of pollution control equipment or remedial measures. Environmental laws and regulations are complex, change frequently, have tended to become more stringent and stringently enforced over time and may be subject to new interpretation. It is possible that our costs of complying with current and future environmental, health and safety laws, and our liabilities arising from past or future releases of, or exposure to, hazardous materials could materially adversely affect our business, financial condition and results of operations.

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

The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to many factors that are beyond our control, including, but not limited to:

•Quarterly variations in our revenues, operating expenses, and earnings
•Developments in the financial markets and worldwide or regional economies,
•Announcements of innovations or new products or services by us or our competitors,
•Announcements by the government relating to regulations that govern our industry,
•Significant sales of our common stock or other securities in the open market,
•Variations in interest rates,
•Changes in the market valuations of other comparable companies, and
•Changes in accounting principles

In addition, as reported in the Schedule 13D/A filed by CD&R on November 20, 2020, CD&R beneficially owns 33,670,541 shares, or approximately 24.4% of our outstanding shares of common stock, based on 138,011,969 shares issued and outstanding as of December 31, 2021. We have granted CD&R customary registration rights with respect to its shares of our common stock. If CD&R or another large institutional shareholder were to sell a substantial number of shares of our common stock at once or in large blocks, the market price of our common stock could decline.

Our business could be materially adversely affected by a negative outcome in significant litigation or other legal proceedings.

We are currently involved in a shareholder securities litigation, and may be subject to future litigation matters, claims, and demands. These matters may divert financial and management resources that would otherwise be used to benefit our operations. No assurances can be given that the results of these matters will be favorable to us. An adverse resolution or outcome of any of these lawsuits, claims, demands or investigations, in excess of related insurance coverage, could have a negative impact on our results of operations, financial condition, and liquidity.

Covetrus, Inc. 2021 Form 10-K	28

Failure to establish and maintain effective internal controls could have a material adverse effect on our ability to report our financial condition, results of operations, or cash flows accurately and on a timely basis and could harm our reputation.

As a publicly traded company, we are subject to the Exchange Act and SOX. SOX requires that we maintain effective disclosure controls and procedures and internal control over financial reporting.

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

During the quarter ended December 31, 2019, management identified a material weakness in our internal controls over financial reporting relating to our accounting for income taxes. We remediated the material weakness as of December 31, 2021. For a discussion of our internal controls over financial reporting and a description of the identified material weakness, see Part II, Item 9A. Controls and Procedures of this Report.

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

Our amended and restated certificate of incorporation and amended and restated by-laws include a number of provisions that may discourage, delay, or prevent a change in our management or control over us that stockholders may consider favorable. For example, the amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•Authorize the issuance of “blank check” preferred stock that could be issued by our Board without approval of stockholders,
•For the first three years following the Merger until the 2022 annual meeting of stockholders, divide our Board into three classes, serving staggered terms of one, two and three years, respectively,
•Provide that vacancies on our Board may be filled only by a majority vote of directors then in office,
•Prohibit stockholders from calling special meetings of stockholders,
•Prohibit stockholder action by written consent,
•Establish advance notice requirements for stockholder nominations of candidates for election as directors before an annual or special meeting of our stockholders or to bring other business before an annual meeting of our stockholders, and
•Subject us to Section 203 of the DGCL, which will prohibit us from engaging in business combinations with certain “interested stockholders” for three years following the date such stockholder became interested unless certain criteria are met.

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

Covetrus, Inc. 2021 Form 10-K	29

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

Our future effective income tax rates could be unfavorably affected by various factors including, among others, changes in the tax rates, rules and regulations in jurisdictions in which we generate income. Such taxes could also impact our ability to manage liquidity globally, invest capital where and when needed, or return capital if so desired. In addition, the amount of income taxes we pay is subject to ongoing audits by U.S. federal, state and local tax authorities and by non-U.S. tax authorities. If these audits result in assessments different from amounts recorded, our future financial results may include unfavorable tax adjustments.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

Our corporate headquarters consists of two facilities located in Portland, Maine. We utilize distribution centers and offices throughout the world and across all segments as well as pharmacies in North America, with global square footage of over 3 million.

We have 503A pharmacies for animal health care, that are fully licensed in all 50 states and the District of Columbia, as well as an FDA registered outsourcing facility under section 503B, for human health care, of the Federal Food, Drug, and Cosmetic Act. We have pharmacies and an outsourcing facility in Omaha, Nebraska; Portland, Maine; Houston, Texas; and Phoenix, Arizona which in the aggregate, comprise approximately 190,000 square feet of compounding space for our operations.

Our significant distribution centers are strategically located which helps to reduce transportation costs and facilitate the distribution of products to our Customers. Our national distribution service centers in Ohio have approximately 350,000 of square feet. Our distribution centers, which are leased, in Fort Worth, Texas; Albany, New York; Duluth, Georgia; Denver, Colorado; Des Moines, Iowa; Elizabethtown, Pennsylvania;; Lexington, Kentucky; Ocala, Florida; Colonial Heights, Virginia; Southaven, Mississippi; Tualatin, Oregon; Visalia, California; Dumfries, Scotland provide approximately 690,000 of square feet for our operations.

Covetrus, Inc. 2021 Form 10-K	30

We believe that our existing facilities are adequate for our needs, and while all of our global properties are not material, the constellation of our properties throughout the world is significant to us and our continued success. In 2021, leases we believe are necessary to grow our operations commenced, including our new 503A pharmacy in Portland, Maine as well as our second national distribution service center in Ohio, which are both discussed above. See Note 10 - Leases. We believe that our properties are in good condition, are well maintained, and are suitable and adequate to carry on our business. We have additional operating capacity at certain distribution center facilities.

Item 3.    Legal Proceedings

Refer to Note 8 - Commitments and Contingencies included in notes to the consolidated financial statements.

Item 4.    Mine Safety Disclosures

Not applicable

Covetrus, Inc. 2021 Form 10-K	31

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

Holders of Common Stock

As of February 18, 2022, there were 461 holders of record of our common stock. This number does not reflect beneficial owners whose shares are held in street name.

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

Stock Performance Graph

The graph below compares the cumulative total shareholder return of our common stock to the Nasdaq Global Market Composite Index and the S&P 600 Health Care Index. An investment of $100 and reinvestment of all dividends are assumed on February 7, 2019, the effective date of the registration of our common stock. The graph shows the value for each of these investments through December 31, 2021.

Covetrus, Inc. 2021 Form 10-K	32

Quarterly Cumulative Total Shareholder Return
$250
$200
$150
$100
$50
$0
February 7, 2019
December 31, 2020
March 31, 2021
June 30, 2021
September 30, 2021
December 31, 2021
Covetrus Inc
Nasdaq Global Market Composite
S&P 600 Health Care

	February 7, 2019	December 31, 2020	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Covetrus Inc	$100	$67	$70	$63	$42	$46
Nasdaq Global Market Composite	$100	$196	$195	$204	$180	$166
S&P 600 Health Care	$100	$146	$158	$167	$157	$155

Recent Sales of Unregistered Securities

Not applicable

Issuer Purchases of Equity Securities

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended December 31, 2021:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased Under Plans or Programs
October 2021	20,414	$19.35	—	$—
November 2021	2,346	$19.81	—	$—
December 2021	5,448	$17.25	—	$—
	28,208	$18.98	—	—
(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occurs upon vesting of restricted shares

Item 6.    [Reserved]

Covetrus, Inc. 2021 Form 10-K	33

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our financial information is summarized in this MD&A and is intended to help the reader better understand Covetrus, our operations, financial results, and current business environment for the year ended December 31, 2021 compared to December 31, 2020. This MD&A should be read in conjunction with our consolidated financial statements and accompanying notes in Item 8. Financial Statements and Supplementary Data of this Report.

The discussion of our financial condition and results of operations for the year ended December 31, 2020 as compared to the year ended December 31, 2019 included in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2020 is incorporated by reference into this MD&A.

Overview

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

Across our segments and major product groups, the willingness of Animal Owners to spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for their pets. Across the companion animal, equine, and large animal markets, we anticipate that for us to succeed on our strategic roadmap, we should prioritize value creation with our Customers so that we can seek to strengthen the relationship between Customers and Animal Owners as well as enable our Customers to provide proactive healthcare options to Animal Owners, including our investment in Covetrus Pulse™, our veterinary operating system, higher margin proprietary brand products and compounding.

See Item 1. Business for a detailed discussion of our corporate mission and strategy that should be read in conjunction with our discussion and analysis of financial condition and results of operations.

Key Factors and Trends Affecting our Results

Growth continues following the onset of the COVID-19 pandemic

In an effort to contain COVID-19 or slow its spread, particularly in 2020, governments around the world enacted various measures, including orders to close all businesses not deemed “essential,” isolate residents to their homes or places of residence, and practice social distancing when engaging in essential activities. The determination of what was an “essential” business was mandated by local authorities. Operationally, all of our distribution centers and pharmacies remained open as veterinary medicine has been deemed an essential service in most geographies across the globe. During 2020, the animal-health market largely benefited from the lockdowns instituted in response to the COVID-19 pandemic, including the benefit to veterinary practices, including our Customers, from an increase in visits driven by people adopting more pets during 2020 as well as companion Animal Owners increasing their per-visit spend with their veterinarians. This is expected to be a multi-year effect as these Animal Owners seek care from veterinary practices for their newly adopted pets. Additionally, the required responses to mitigate the spread of the COVID-19 pandemic shifted Customer and Animal-Owner demand to our prescription management and online pharmacy services. During 2020, we undertook certain temporary cost-containment measures to help us manage the uncertainty created by the COVID-19 pandemic, which are no longer in place. Additionally, we experienced a beneficial effect on SG&A in 2020 and 2021, relative to pre-pandemic levels, from decreased travel and in-person trade shows and conferences as a result of the COVID-19 pandemic.

The net sales growth for the year ended December 31, 2021 reflects the continued strength of the companion-animal market, our improved sales execution which was furthered by our commercial organization realignment, and elevated purchasing patterns from our prescription management and online pharmacy service users. Our prescription management and online pharmacy service are currently available in our North America segment and as the economy re-opens, which remains unpredictable due to the volatility of COVID-19 variant infection rates, users’ behavior may change.

Covetrus, Inc. 2021 Form 10-K	34

However, we believe the retention of Customers and their Animal-Owner clients brought to us during the COVID-19 pandemic in 2020 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving greater utilization of our online pharmacy services could lead to long-term net sales growth.

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

Foreign Currency Effects

Our performance was impacted by the appreciation of other currencies as compared to USD for the year ended December 31, 2021 as compared to the same period of 2020. However, this effect may be temporary and reverse. In December of 2021, we entered foreign currency forward exchange contracts, that are not designated as hedges, to offset our exposure to foreign exchange fluctuations driven by certain intercompany loans with foreign subsidiaries. For the year ended December 31, 2021, these intercompany loans resulted in foreign exchange losses of $5 million. In future periods we expect by the income statement foreign exchange gains or losses on these intercompany loans to be offset by gains or losses on forward exchange contracts, which we intend to renew on a monthly basis beginning from December 31, 2021. Because these forward contracts must be settled in cash each month, they may have a positive or negative impact on our cash balances and cash flows from operating activities.

Investing in Innovation

Our strategic initiatives in the near and long-term are focused on transforming our offerings into an all-in operating system solution across our segments. Our current priorities focus on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions, including aligning our organization structure to harmonize and advance these offerings in a coordinated go-to-market strategy. SmartPak and Covetrus-branded products and proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. Our prescription management platform and compounding services are included within our prescription management major product category. To support these strategic initiatives, our spending will likely further increase to support our continued acquisitive and organic growth in the animal-health market. We also expect to invest in internal initiatives to develop technology to be used across our business to drive greater efficiency as well as coordination of our global employee base. However, we closely monitor the expenses we deem necessary for growth and maintain ongoing cost management practices to align expenses with expected volumes and provide long-term flexibility for our transformation.

Cost Inflation and Labor Availability

We are also closely tracking macroeconomic factors, including rising inflation, that could lead to increased costs for our operations, which our expense management practices may or may not be able to offset. For example, costs have risen related to elevated labor turnover beginning in the spring of 2021, worker shortages and increased competition for a diminished labor pool, employee retention programs, global supply chain disruptions, and transportation rate increases.

Terms with Key Suppliers, Customers, and Partners

Each year, suppliers engage in negotiations with us regarding pricing terms, including performance rebates and other growth incentives. Our supply chain services are dependent upon third-party suppliers, and the results of these negotiations, including whether the contractual relationship remains in place, can have a material impact on the financial performance of our business.

Effective January 1, 2021, we no longer are partnered with Merck & Co., in the U.K., which contributed to a decrease in our U.K. Net sales for the year ended December 31, 2021. We also are no longer partnered with one of our customers in the U.K., which further depressed our U.K. net sales throughout 2021. For the year ended December 31, 2021 as compared to the year ended December 31, 2020, we experienced a 6% decline relative to consolidated net sales, or $193 million excluding foreign exchange gains, in our consolidated net sales attributable to the decreasing net sales in the U.K. On gross profit, the U.K.'s contribution declined to 2% of consolidated gross profit for the year ended December 31, 2021 as compared to 4% for the year ended December 31, 2020.

The transition of our supply chain operations in Germany to a third-party logistics provider in late 2020 has resulted in disruption to our supply chain and a reduction in customer sales volumes. Although we are making progress on stabilizing our customer base and improving service levels in this market, we continue to experience lower sales volumes following the transition.

Covetrus, Inc. 2021 Form 10-K	35

For the year ended December 31, 2021 compared to the year ended December 31, 2020 there was an 18% reduction in net sales in Germany. However, these customer losses are not expected to have a significant effect on us as our German operations represent approximately 1% of our consolidated net sales for the for the year ended December 31, 2021 as compared to 2% for the year ended December 31, 2020. During the fourth quarter of 2021, we announced a number of actions that are expected to improve operational efficiency and better position our commercial teams in these geographies to service our Customers. We believe these actions will help to improve revenue trends and drive improved profitability in both countries.

Our supplier relationships are concentrated with five suppliers accounting for approximately 48% and 50% of our purchases for the years ended December 31, 2021 and December 31, 2020, respectively. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. Our ability to exercise influence over the terms with these suppliers has historically been limited, resulting in pressure on our ability to grow our gross profit margins. We are focused on developing stronger relationships with our manufacturers and suppliers, and we expect to utilize our strategic growth initiatives to influence Customer and Animal-Owner brand loyalty in our efforts to drive value for our suppliers. However, if a competitor is able to obtain better terms with suppliers in the veterinary channel or obtain exclusivity on products we typically sell to our Customers within the global animal-health market or if a supplier decides to go directly to the Customer or Animal Owner and bypass our services, our business could be impacted beyond the short-term.

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

The amortization of these intangibles has a long-term effect on our expense recognition. Product formulas are amortized to cost of sales as these formulas are directly tied to the production of compounded products as alternatives to back-ordered solutions, patient-specific customized medications, and in-clinic use medications. Amortization expense for our other intangible assets not directly related to sales-generating activities, is included in SG&A. The following table summarizes our amortization expense:

(In millions)	Years Ended
Location	December 31, 2021	December 31, 2020
Cost of sales	$7	$5
Selling, general and administrative	129	130
Total amortization expense	$136	$135

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization (“Adjusted EBITDA”)

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our Board of Directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, carve-out operating expenses, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, other impairments, capital structure-related fees, the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280.

Covetrus, Inc. 2021 Form 10-K	36

Results of Operations

	Years Ended
(In millions)	December 31, 2021	December 31, 2020
Net sales	$4,575	$4,339
Cost of sales	3,717	3,541
Gross profit	858	798
Gross margin %	18.8%	18.4%
Operating expenses:
Selling, general and administrative	881	867
Operating income (loss)	$(23)	$(69)

Interest expense, net	$(32)	$(46)
Other, net	$1	$91
Net income (loss)	$(54)	$(17)
Net income (loss) attributable to Covetrus	$(54)	$(19)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Sales

(In millions)	December 31, 2021	% of Total	December 31, 2020	% of Total	$ Change	% Change
North America	$2,719	59%	$2,377	55%	$342	14%
Europe	1,412	31	1,571	36	(159)	(10)
APAC & Emerging Markets	461	10	402	9	59	15
Eliminations	(17)	—	(11)	—	(6)	(55)
Total net sales	$4,575	100%	$4,339	100%	$236	5%

North America net sales +$342 million І +14%
Year Ended 2021 v 2020

↑	Primarily due to $241 million in net supply chain organic growth driven by strong end market demand and market share gains in the companion-animal market, which is our largest market, and $97 million from prescription management growth as well as net sales from acquisitions contributed for all or part of 2021 and 2020
↓	Largely due to $(3) million from net sales that are no longer being contributed following our disposition of scil in the second quarter of 2020

Europe net sales $(159) million І (10)%
Year Ended 2021 v 2020

↓	Largely due to $(209) million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $(82) million from the disposition of scil, the deconsolidation of a subsidiary in Spain and the managed exit of our French distribution business that occurred in 2020 as the divested businesses contributed net sales for all or part of 2020
↑	Primarily due to $77 million in organic growth including the strong performance in the Netherlands, Ireland, Belgium and in our proprietary brands, Kruuse and Vi and $61 million in favorable foreign exchange rate impact

APAC & Emerging Markets net sales +$59 million І +15%
Year Ended 2021 v 2020

↑	Primarily due to $31 million from strong underlying supply chain organic growth and $28 million in favorable foreign exchange rate impact

Covetrus, Inc. 2021 Form 10-K	37

Consolidated net sales +$236 million І +5%
Year Ended 2021 v 2020

↑	Primarily due to net supply chain organic growth in North America and APAC & Emerging Markets as well as certain markets within Europe, including growth in proprietary brands, prescription management growth, and favorable foreign exchange rate impacts
↓	Largely driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany, our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

Gross Profit and Gross Margin

(In millions)	December 31, 2021	Gross Margin %	December 31, 2020	Gross Margin %	$ Change	Gross Profit % Change
North America	$559	20.6%	$500	21.0%	$59	12%
Europe	206	14.6	219	13.9	(13)	(6)
APAC & Emerging Markets	93	20.2	79	19.7	14	18
Total gross profit	$858	18.8%	$798	18.4%	$60	8%

North America gross profit +$59 million І +12%
Year Ended 2021 v 2020

↑	Primarily due to $28 million from prescription management growth, $23 million from supply chain organic growth and $8 million from acquisitions

Europe gross profit $(13) million І (6)%
Year Ended 2021 v 2020

↓	Largely due to $(25) million from a decrease in supply chain gross profit driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany and $(12) million from our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020 as the businesses contributed gross profit for all or part of 2020
↑	Primarily due to $8 million from favorable foreign exchange rate impacts, $8 million from organic growth in several markets, including the Netherlands, Czech Republic, Poland, and Romania, and $8 million in strong performance in our proprietary brands Kruuse and Vi

APAC & Emerging Markets gross profit +$14 million І +18%
Year Ended 2021 v 2020

↑	Primarily due to $9 million from organic growth related to supply chain, and $5 million from favorable foreign exchange rate impacts

Consolidated gross profit +$60 million І +8%
Year Ended 2021 v 2020

↑	Primarily due to prescription management growth, supply chain organic growth in North America, favorable foreign exchange rate impacts, net supply chain organic growth within certain markets in Europe as well as growth in proprietary brands, APAC & Emerging markets net supply chain organic growth, and acquisitions
↓	Largely driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., and disruption in our supply chain operations resulting from our transition to a third-party logistics provider in Germany, our disposition of scil and the deconsolidation of a subsidiary in Spain in the second quarter of 2020, and the managed exit of our French distribution business in the fourth quarter of 2020

Covetrus, Inc. 2021 Form 10-K	38

SG&A

(In millions)	December 31, 2021	% of Respective Net Sales	December 31, 2020	% of Respective Net Sales	$ Change	% Change
North America	$512	19%	$495	21%	$17	3%
Europe	175	12	184	12	(9)	(5)
APAC & Emerging Markets	62	13	55	14	7	13
Corporate	132	—	133	—	(1)	(1)
Total SG&A	$881	19%	$867	20%	$14	2%

North America SG&A +$17 million І +3%
Year Ended 2021 v 2020

↑	Largely due to increased costs to support the growth in our supply chain and prescription management services businesses of $14 million and $7 million, respectively, and $10 million of expenses from acquisitions in the fourth quarter of 2020 and the third quarter of 2021
↓	Primarily due to an $(8) million operating lease right-of-use asset impairment in the prior year, reduced separation program and executive severance of $(4) million, and a $(3) million decrease in share-based compensation expense
Acquisition-related intangible amortization was 23% of North America SG&A in 2021 and 24% in 2020

Europe SG&A $(9) million І (5)%
Year Ended 2021 v 2020

↓	Primarily due to a decrease of $(20) million due to our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business that occurred in 2020 and $(5) million decrease in expenses related to the formation of Covetrus
↑
Largely due to an $8 million increase in separation programs and executive severance, a $6 million unfavorable foreign exchange rate impacts and $2 million from increased share-based compensation expense

APAC & Emerging Markets SG&A +$7 million І +13%
Year Ended 2021 v 2020

↑	Largely due to $3 million in unfavorable foreign exchange rate impacts, $2 million from increased share-based compensation expense, and a $2 million increase in separation programs and executive severance

Corporate SG&A $(1) million І (1)%
Year Ended 2021 v 2020

↓	Primarily due to $(11) million in decreased expenses related to the formation of Covetrus, a $(4) million decrease in transaction costs, $(3) million in decreased IT infrastructure costs, a $(2) million decrease in separation programs and executive severance, and a $(1) million decrease in capital structure related costs
↑	Largely due to $8 million in increased costs incurred as we continued to invest in our corporate infrastructure to enable our growth, $7 million in increased legal costs related to on-going litigation, and $5 million from increased share-based compensation

Consolidated SG&A +$14 million І +2%
Year Ended 2021 v 2020

↑	Largely due to increased costs to support growth in our North America supply chain and prescription management services, expenses from acquisitions in the fourth quarter of 2020 and the third quarter of 2021, unfavorable foreign exchange rate impacts, increased costs incurred as we continued to invest in our corporate infrastructure to enable our growth, increased legal costs related to on-going litigation, increased share-based compensation, and an increase in separation programs and executive severance
↓	Primarily due to a decrease in expenses that are no longer being incurred following our disposition of scil, the deconsolidation of a subsidiary in Spain, and the managed exit of our French distribution business, decreased expense related to the formation of Covetrus, operating lease right-of-use asset impairment in the prior year, decreased transaction costs, decreased IT infrastructure costs, and decreased capital structure related costs

Covetrus, Inc. 2021 Form 10-K	39

Other Income (Expense)

(In millions)	December 31, 2021	December 31, 2020	$ Change	% Change
Interest expense, net	$(32)	$(46)	$14	30%
Other, net	1	91	(90)	(99)
Other (expense) income, net	$(31)	$45	$(76)	(169)%

For the year ended December 31, 2021, the change in other income, net as compared to the year ended December 31, 2020 is primarily due to the gain on the divestiture of scil and a gain on the deconsolidation of our subsidiary, SAHS, in Spain in the prior year. See Note 2 - Segment Data.

Income Taxes

Year Ended 2021 v 2020
Income tax expense of $0 million on a loss before income taxes of $(54) million

For the year ended December 31, 2021, our effective tax rate was 1.1% compared to 28.9% for the prior year period. The decrease in our effective tax rate is primarily related to valuation allowances in 2021 due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. deferred tax assets.

The valuation allowance on deferred tax assets was $27 million as of December 31, 2021 and $11 million as of December 31, 2020. The change in valuation allowance for the year ended December 31, 2021 was $16 million and was attributable primarily to an increase related to the uncertainty regarding the realization of future tax benefits based on significant negative evidence in the U.S. and certain non-U.S jurisdictions. See Note 13 - Income Taxes.

Adjusted EBITDA

(In millions)	December 31, 2021	% of Respective Net Sales	December 31, 2020	% of Respective Net Sales	$ Change	% Change
North America	$223	8%	$187	8%	$36	19%
Europe	71	5	72	5	(1)	(1)
APAC & Emerging Markets	40	9	28	7	12	43
Corporate	(90)	NM	(61)	NM	(29)	NM
Total adjusted EBITDA	$244	5%	$226	5%	$18	8%

North America Adjusted EBITDA +$36 million І +19%
Year Ended 2021 v 2020

↑	Primarily due to prescription management growth of $21 million, $10 million of supply chain organic growth, and $5 million additional contribution from acquisitions

Europe Adjusted EBITDA $(1) million І (1)%
Year Ended 2021 v 2020

↓	Largely due to a $(19) million decrease composed of the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany
↑	Primarily due to $7 million of positive organic growth in several markets, including the Netherlands and Belgium, as well as our proportionate share of growth in our equity method investment in Spain, a $7 million increase in contribution from our higher margin proprietary brands, and $3 million from favorable foreign exchange rate impacts

APAC & Emerging Markets Adjusted EBITDA +$12 million І +43%
Year Ended 2021 v 2020

↑	Primarily due to a $9 million increase from organic growth mainly related to supply chain and $2 million from favorable foreign exchange rate impacts

Covetrus, Inc. 2021 Form 10-K	40

Corporate Adjusted EBITDA $(29) million
Year Ended 2021 v 2020

↓	Largely due to foreign exchange transaction effects associated with intercompany notes of $(14) million resulting from a loss in 2021 as compared to a gain in 2020, $(8) million in increased costs incurred as we continued to invest in our corporate infrastructure to enable our growth, and $(7) million in increased legal costs related to on-going litigation

Consolidated Adjusted EBITDA +$18 million І +8%
Year Ended 2021 v 2020

↑	Primarily due to improved performance across certain of our markets, including an increased contribution from higher margin products and services, a favorable foreign exchange rate impact, and additional contributions from acquisitions
↓	Largely due to the loss of Merck & Co. as a supply partner and a loss of a customer, both in the U.K., and the disruption from our transition to a third-party logistics provider in Germany, unfavorable foreign exchange transaction effects associated with intercompany notes, increased costs incurred as we continue to invest in innovation and our corporate infrastructure to enable our growth, and increased legal costs
Adjusted EBITDA is our primary segment performance metric. We do not allocate expenses managed at the corporate level to our segments. See Note 2 - Segment Data for additional information on corporate allocations and for a reconciliation of total adjusted EBITDA to net income (loss) in accordance with ASC 280.

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Credit Facilities

The Credit Facilities include a term loan facility and a revolving line of credit. There were no borrowings from the revolving line of credit as of December 31, 2021 and December 31, 2020.

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

We have obligations related to our operations that require the use of cash in both the short and long term:
•Long-term obligations related to borrowing arrangements, in particular our term loan facility which has required annual amortization payments of $60 million and covenant limitations on our leverage which may affect our ability to grow through acquisitions in future periods, see Note 7 - Long-Term Debt and Other Borrowings, Net
•Leases that we enter into in the normal course of business, we have $177 million in lease obligations from 2022 and beyond, $22 million of which is payable in 2022, see Note 10 - Leases, and
•Unconditional purchase obligations, we have a exclusive supply agreement which obligates us to purchase $29 million of products through September 30, 2025. In 2022, we are obligated to buy $8 million of inventory. see Note 8 - Commitments and Contingencies)

We also have sources of cash to be used in both the short and long term:
•Accounts Receivable, which has historically been highly liquid. At December 31, 2021 and December 31, 2020, we had accounts receivable of $480 million, net of $4 million allowance, and $507 million, net of $5 million allowance, see Note 3 - Revenue from Contracts with Customers
•Availability under our revolving line of credit, subject to our covenant restrictions, if applicable. At December 31, 2021, $298 million was available, see Note 7 - Long-Term Debt and Other Borrowings, Net
•Accessing the capital and credit markets

Covetrus, Inc. 2021 Form 10-K	41

Planned uses of liquidity included in our near-term strategic plan:
•Completing our pharmacy innovation and operational capacity expansion in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-Commerce, appointment management, wellness, and veterinarian-to-pet-owner connectivity
•Expanding our value proposition communication to the market and refinement of our commercial organization go-to market strategy
•Developing or acquiring cloud-based practice management software and technology coordination with select existing service offerings, including our recently acquired software from VCP and AppointMaster
•Enabling business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems and facilities that support our network
•Rolling out a European enterprise resource planning system to reduce complexity in our global enterprise resource planning landscape
•Investing in external growth opportunities to support our strategic objectives and potentially making acquisitions and investments earlier or later than we expect
•Mandatory term loan facility amortization payments

Acquisitions

During the year ended December 31, 2021, we completed acquisitions of VCP, a leading platform in veterinary wellness plan administration, and AppointMaster a provider of integrated communications solutions for veterinary practices, for an aggregate purchase price of $85 million, of which $81 million were cash payments. These acquisitions are intended to provide our Customers with new tools to foster stronger relationships with their Animal Owner clients by delivering better business and healthcare outcomes and better positions us to help veterinarians deliver proactive healthcare via membership programs integrated with our practice management and prescription management solutions.

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

Trends

Our operational plans to manage our liquidity continue to involve seeking opportunities to reduce non-critical capital expenditures, managing opportunistic inventory purchases as we carefully monitor sales forecasts and timing of projected price increases, reducing our other costs, and maximizing our payment terms wherever possible. We also continue to monitor cash flow projections and will consider additional borrowings, if needed, based on availability under our Revolving Credit Facility. We believe we have sufficient sources of funding to meet our business requirements, including our covenants within our Credit Facilities, for the next 12 months.

In December 2021, we prepaid $30 million of the term loan facility's $60 million mandatory amortization payments for 2022, which reduced our outstanding balance will lower future interest payments. We are permitted to make optional prepayments at any time without premium or penalty. The next quarterly mandatory principal amortization payment of $15 million is due on September 30, 2022.

Our interest rate swap contracts, which effectively fixed the borrowing rates on a portion of our floating rate debt, matured on July 31, 2021. With less outstanding debt and current floating interest rates at which we borrow still historically low, we anticipate incurring lower interest expense, at least for a period of time until the FOMC decides to increase the Fed Funds Rate. How many increases, the size of those increases and when the FOMC decides to act will largely determine how long we will incur lower interest expense.

We were in compliance with the covenants in our Credit Facilities as of December 31, 2021. Based on our expected Credit Facilities-defined leverage as of December 31, 2021, once the quarterly compliance filing is made, we expect the current applicable margin on our borrowings outstanding will be 25 basis points lower at least until the next compliance filing is made for the three months ending March 31, 2022.

Covetrus, Inc. 2021 Form 10-K	42

As per the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 4.50x as of December 31, 2021, but will decrease to 3.75x as of June 30, 2022, through maturity of the Credit Facilities in February 2024.

The duration of the COVID-19 pandemic continues to be unknown. Should the severity of variant strains increase and reduce the effectiveness of vaccines and negatively impacts global economic conditions, then we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital and increase cash on our balance sheet and closely monitor the capital markets for additional opportunities to improve our liquidity position.

Long-term

Our long-term liquidity is expected to be aligned with our strategic development, and the needs of our growing business in terms of investment to fund growth, as well as availability of financing. We currently anticipate the following long-term liquidity trends for our business, which depend on the short term uses and sources of cash affecting our near term strategic planning as well as maintenance of our existing obligations:

Uses of liquidity:
•Investing in our expansion of global sales and marketing efforts
•Launching new products and services
•Pursuit of strategic, higher-margin acquisition and investment targets
•Increasing our pharmaceutical compounding operations capacity
•International expansion
•Term loan facility debt service
•Ongoing operating lease payments
•Capital investments
•Pursuit and maintenance of appropriate regulatory clearances, approvals for existing products, and any new products that may be developed

Sources of liquidity:
•Operations-driven cash generation
•Borrowings under our revolving line of credit
•Availability of financing through the capital markets
•Sales of businesses or assets if those actions align with our strategic objectives

Our term loan facility and revolving credit facility bear interest on a floating rate basis, which are referenced to LIBOR. Following December 31, 2021, one-week and two-month USD LIBOR, as well as all non-USD LIBOR tenors, ceased publication immediately, while three-month, six-month, and one-year USD LIBOR will cease publication after June 30, 2023. As a result, in lieu of amending or waiving any term of the Credit Facility, we notified the administrative agent to the Credit Facility that non-USD currencies would not be available to us either as a revolving line of credit or term loan facility borrowing, and further we suspended our rights to borrow at the two-month USD LIBOR tenor until such time as the Credit Facility is amended with an alternative benchmark rate to USD LIBOR.

Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as steep inflationary effects, long-lasting COVID-19 pandemic or an economic downturn, could adversely impact our ability to do so.

Cash and Cash Equivalents

We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value.

Selected Measures of Liquidity and Capital Resources

(In millions)	December 31, 2021	December 31, 2020
Cash and cash equivalents	$183	$290
Availability under our revolving line of credit	$298	$299

Covetrus, Inc. 2021 Form 10-K	43

Cash Flows

The following table summarizes our cash flows from operating, investing, and financing activities:

	Year Ended
(In millions)	December 31, 2021	December 31, 2020
Net cash provided by (used for) operating activities	$102	$53
Net cash provided by (used for) investing activities	$(140)	$(5)
Net cash provided by (used for) financing activities	$(66)	$104

Cash inflows and outflows from changes in operating activities for the year ended December 31, 2021 v December 31, 2020
Net cash provided by operating activities of $102 million as compared to net cash provided by operating activities of $53 million was:

↑	Primarily driven by increasing accounts payable related to inventory purchases (discussed below), a decrease in accounts receivable related to the loss of Merck & Co. in the U.K. as a partner effective January 1, 2021 and the subsequent loss of a customer in the U.K. as well as the effect from our improved collection efforts, and the effect from our improved profitability from certain markets, in particular the increasing contribution from higher margin products
↓	Largely driven by inventory increases in 2021 due to increased demand, while maintaining our disciplined, global approach to inventory management as compared to our purposeful reduction in inventory in 2020, which was instituted to manage the COVID-19 uncertainty

Cash inflows and outflows from changes in investing activities for the year ended December 31, 2021 v December 31, 2020
In 2021, net cash used for investing activities of $(140) million was:

↓	Largely due to payments of $81 million for our VCP and AppointMaster acquisitions and $60 million in purchases of property and equipment
In 2020, net cash used for operating activities of $(5) million was:

↓	Primarily due to $58 million in purchases of property and equipment and $54 million related to business acquisitions and payments related to our deconsolidation of a subsidiary in Spain and contribution to our equity method investment in Spain, called Distrivet, a Covetrus company
↑	Primarily due to $103 million in net proceeds from the divestiture of scil and $4 million in proceeds from the sale of property and equipment

Cash inflows and outflows from changes in financing activities for the year ended December 31, 2021 v December 31, 2020
In 2021, net cash used for financing activities of $(66) million was:

↓
$30 million in principal payments of debt, $15 million in tax payments related to share-based awards, $14 million to acquire the remaining minority interests held by our former partners in certain of our Brazilian and North American entities, $13 million in payments to the former owners of Distrivet S.A. on the one-year anniversary of closing, April 30, 2021, and $2 million in distributions to non-controlling shareholders

↑	Due to $8 million in proceeds from share-based awards
In 2020, net cash provided by financing activities of $104 million was:

↑	Primarily due to proceeds of $250 million from the issuance of Series A preferred stock and proceeds from share-based awards
↓	Largely due to principal payments, acquisition payments, preferred stock issuance costs, preferred stock dividends, debt issuance costs, and tax payments related to share-based awards

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

Covetrus, Inc. 2021 Form 10-K	44

We believe that our policies and estimates that require our most significant judgments are considered our critical accounting policies and are discussed below. In addition, refer to Note 1 - Business Overview and Significant Accounting Policies for further details.

Goodwill

When using the quantitative impairment test for assessing goodwill, determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. Fair values were estimated using both the income approach, discounting projected future cash flows based on budget projections and growth rates that consider estimated inflation rates, and the market approach, applying a multiple of earnings based on comparable publicly traded companies. Key estimates include weighted-average cost of capital, future levels of gross and operating profits, and projected capital expenditures. The rates used to discount projected future cash flows under the income approach reflect a weighted-average cost of capital in the range of 8.5% to 9.0%, depending on the reporting unit, which considered capital structure and risk premiums, including those reflected in our current market capitalization.

We completed our annual evaluation for impairment of goodwill during the fourth quarter of 2021. The evaluation indicated that the fair value estimates of our reporting units exceeded their carrying values by sufficient margins and no impairments were required. See Note 6 - Goodwill and Other Intangibles, Net for changes in goodwill by reporting unit. A 0.5% increase in the weighted-average cost of capital in our North America reporting unit, assuming fair values were calculated using 100% of a discounted cash flows, or income approach, would result in a decrease to the North America reporting unit's fair value of approximately $200 million, which would not cause the North America reporting unit's carrying value to exceed its fair value.

As of December 31, 2021 and 2020, Goodwill was $1,247 million and $1,187 million, respectively. All goodwill is recorded in our North America reporting unit.

Income Taxes

We are subject to income taxes in the U.S. and 22 foreign jurisdictions. Significant judgment is required in determining income tax expense, deferred taxes and uncertain tax positions. The underlying assumptions are also highly susceptible to change from period to period. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. There is currently significant negative evidence which contributes to our recording a valuation allowance against our deferred tax assets due to U.S. and non-U.S. cumulative losses over a three year period ended December 31, 2021. This objective evidence limits our ability to consider other subjective evidence which otherwise could potentially result in an increase in our deferred tax assets of up to $27 million.

We record a provision for income taxes for the anticipated tax consequences of our reported results of operations using the asset and liability method. Deferred income taxes are recognized by applying enacted statutory tax rates applicable to future years to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

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

The critical accounting estimates below do not represent a material estimate in the preparation of our 2021 financial statements; however, these estimates have in the past been and are likely in the future to be significant based on our current trends, practices, and policies.

Covetrus, Inc. 2021 Form 10-K	45

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

Intangible Assets

Intangible assets other than goodwill are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset or asset groups, which represent the lowest level identifiable cash flows that are largely independent of the cash flows of other groups of assets and liabilities, may not be recoverable through the estimated undiscounted future cash flows to be derived from such assets.

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
Certain of these matters include speculative claims for substantial or indeterminate amounts of damages. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to our financial statements. We regularly evaluate developments in our legal matters and, as appropriate, adjust our accruals and make changes to our disclosures.

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

Covetrus, Inc. 2021 Form 10-K	46

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

We have exposure to market risks related to changes in foreign currency exchange rates and interest rates as follows:

Foreign Currency Risk

We have foreign currency exposures related to buying, selling, and financing in currencies other than the functional currencies of our operations. Where appropriate, we enter into foreign exchange spot transactions to manage short term exposures. We use derivative instruments, such as foreign currency forwards, to economically hedge intercompany loans that are denominated in foreign currencies. At December 31, 2021 our three most significant foreign currency exposures are the EUR, GBP, and AUD. We did not enter into any foreign currency hedging arrangements in 2020. See Note 15 - Derivatives

We are exposed to foreign currency risk due to the translation of the results of certain international operations into U.S. Dollars as part of the consolidation process. Fluctuations in foreign currency exchange rates can therefore create volatility in the results of operations and may adversely affect our financial position.

As of December 31, 2021, a hypothetical 5% increase in foreign exchange rates, where we conduct our business in local currency, versus the U.S. dollar would have resulted in a decrease of $3 million in annualized operating income.

Conversely, a hypothetical 5% decrease in foreign exchange rates would have resulted in an improvement of $3 million in annualized operating income.

Interest Rate Risk

As of December 31, 2021, we had variable-rate borrowings outstanding of $1.1 billion under the Credit Facility. Increases in the underlying interest rate elections we make will negatively affect interest expense, while decreases to the underlying interest rates will have a positive influence on our interest expense. We regularly review the projected borrowings under the Credit Facility and the current interest rate environment.

In 2019, we executed interest rate swap contracts with notional amounts aggregating $500 million that were designated as cash flow hedges. See Note 15 - Derivatives. Our earnings are affected by changes in interest rates, however, due to our interest rate swap contracts, the effects were mitigated to an extent, through maturity in July of 2021.

We perform sensitivity analyses on our forecasted exposure to interest rates for the next fiscal year. If market interest rates increase 1% over the next 12 months, our net interest expense would increase by $11 million.

Conversely, if market interest rates decrease 1% over the next 12 months, our net interest expense would decrease by $6 million.

Among the many actions taken by the Federal Reserve System to reduce the impact of the COVID-19 pandemic, the decision by its Federal Open Market Committee to lower interest rates has generally benefited us in the form of lower interest expense. As U.S. inflation increases, the FOMC may reverse course and look to increase interest rates, which would increase our interest expense. How many increases, the size of those increases and when the FOMC decides to act will largely determine how much and/or how quickly our interest expense increases in the near term.

Covetrus, Inc. 2021 Form 10-K	47

Item 8.     Financial Statements and Supplementary Data

Covetrus, Inc. 2021 Form 10-K	48

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Covetrus, Inc.
Portland, ME

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Covetrus, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which it relates.

Realizability of Deferred Tax Assets

As described in Note 13 to the Company’s consolidated financial statements, the Company had deferred tax assets related to deductible temporary differences and tax attributes of $114 million, net of a $27 million valuation allowance, as of December 31, 2021. The values assigned to deferred tax assets is judgmental, and the realizability of these assets is dependent upon generation of future taxable income during periods in which temporary differences become deductible. In assessing the realizability of deferred tax assets, the Company considers the scheduled reversal of existing temporary tax differences, projected future taxable income, taxable income in carryback years, and changes in tax laws.

Covetrus, Inc. 2021 Form 10-K	49

We identified the realizability of deferred tax assets as a critical audit matter. The estimation of the future reversal pattern of existing temporary tax differences and other assumptions of future taxable income is subjective and may be affected by future market and economic conditions including changes in tax laws. Auditing these elements was especially challenging due to the nature and extent of auditor judgment involved in evaluating the Company’s estimation of the reversal of timing items including through the extent of specialized skill or knowledge needed.

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

/s/ BDO USA, LLP
Boston, MA
February 28, 2022
We have served as the Company’s auditor since 2018.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Covetrus, Inc.
Portland, ME

Opinion on Internal Control over Financial Reporting

We have audited Covetrus, Inc. (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”) In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), consolidated balance sheets of Covetrus, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as “the financial statements”) and our report dated February 28, 2022 expressed an unqualified opinion thereon.

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

Covetrus, Inc. 2021 Form 10-K	50

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

/s/ BDO USA, LLP
Boston, MA
February 28, 2022

Covetrus, Inc. 2021 Form 10-K	51

COVETRUS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	December 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$183	$290
Accounts receivable, net of allowance of $4 and $5 (Note 3)	480	507
Inventories, net	583	530
Other receivables	75	67
Prepaid expenses and other	30	26
Total current assets	1,351	1,420
Non-current assets:
Property and equipment, net (Note 11)	144	116
Operating lease right-of-use assets, net (Note 10)	137	117
Goodwill (Note 6)	1,247	1,187
Other intangibles, net (Note 6)	439	555
Investments (Note 5)	49	52
Other non-current assets	43	49
Total assets	$3,410	$3,496
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$442	$411
Current maturities of long-term debt and other borrowings (Note 7)	32	1
Accrued payroll and related liabilities	63	67
Accrued taxes	24	37
Accrued expenses and other current liabilities (Note 9)	137	175
Total current liabilities	698	691
Non-current liabilities:
Long-term debt and other borrowings, net (Note 7)	1,014	1,068
Deferred income taxes	13	28
Other liabilities	151	136
Total liabilities	1,876	1,923
Commitments and contingencies (Note 8)
Mezzanine equity:
Redeemable non-controlling interests (Note 19)	23	36
Shareholders' equity:
Common stock	1	1
Accumulated other comprehensive loss (Note 16)	(79)	(66)
Additional paid-in capital	2,670	2,629
Accumulated deficit	(1,081)	(1,027)
Total shareholders’ equity	1,511	1,537
Total liabilities, mezzanine equity, and shareholders’ equity	$3,410	$3,496
Common shares authorized, par value of $0.01	675,000,000	675,000,000
Common shares issued and outstanding	138,011,969	136,017,964

See notes to consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	52

COVETRUS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net sales (Note 3)	$4,575	$4,339	$3,976
Cost of sales	3,717	3,541	3,227
Gross profit	858	798	749
Operating expenses:
Selling, general and administrative	881	867	808
Goodwill impairment	—	—	938
Operating income (loss)	(23)	(69)	(997)
Other income (expense):
Interest expense, net	(32)	(46)	(54)
Other, net	1	91	22
Income (loss) before taxes	(54)	(24)	(1,029)
Income tax benefit (expense) (Note 13)	—	7	46
Net income (loss)	(54)	(17)	(983)
Net (income) loss attributable to redeemable non-controlling interests	—	(2)	3
Net income (loss) attributable to Covetrus	$(54)	$(19)	$(980)

Earnings (loss) per share attributable to Covetrus: (Note 17)
Basic	$(0.39)	$(0.22)	$(9.14)
Diluted	$(0.39)	$(0.22)	$(9.14)
Weighted-average common shares outstanding:
Basic	137	118	107
Diluted	137	118	107

See notes to consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	53

COVETRUS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Net income (loss)	$(54)	$(17)	$(983)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(16)	23	(3)
Gain (loss) on derivative instruments	3	(3)	(1)
Total other comprehensive income (loss)	(13)	20	(4)
Comprehensive income (loss)	(67)	3	(987)
Comprehensive (income) loss attributable to redeemable non-controlling interests:
Net (income) loss	—	(2)	3
Foreign currency translation (gain) loss	—	(2)	(1)
Comprehensive (income) loss attributable to redeemable non-controlling interests	—	(4)	2
Comprehensive income (loss) attributable to Covetrus	$(67)	$(1)	$(985)

See notes to consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	54

COVETRUS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts)

	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Net Former Parent Investment	Total Shareholders' Equity
	Shares	Amount
December 29, 2018	—	—	$(82)	$—	$—	$1,534	$1,452
Net income (loss) attributable to Covetrus (a)	—	—	—	—	(1,001)	21	(980)
Dividend to Former Parent	—	—	—	(21)	—	(1,153)	(1,174)
Issuance of shares at Separation (including Share Sale investors)	71,693,426	1	—	566	—	(567)	—
Issuance of shares in connection with the Acquisition	39,742,089	—	—	1,772	—	—	1,772
Shares canceled	(700,400)	—	—	(30)	—	—	(30)
Net increase in Former Parent investment	—	—	—	—	—	172	172
Issuance of shares in connection with share-based compensation plans	885,392	—	—	5	—	—	5
Share-based compensation	—	—	—	46	—	—	46
Deferred tax impact of acquisition of non-controlling interest	—	—	—	—	—	(7)	(7)
Other	—	—	—	1	—	—	1
Other comprehensive income (loss)	—	—	(4)	—	—	—	(4)
Balance at December 31, 2019	111,620,507	1	$(86)	$2,339	$(1,001)	$—	$1,253
Net income (loss) attributable to Covetrus	—	—	—	—	(19)	—	(19)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(6)	—	—	(6)
Issuance of shares in connection with share-based compensation plans	1,793,394	—	—	10	—	—	10
Share-based compensation	—	—	—	40	—	—	40
Series A preferred stock dividend	—	—	—	—	(7)	—	(7)
Conversion of Series A preferred stock	22,604,063	—	—	246	—	—	246
Other comprehensive income (loss)	—	—	20	—	—	—	20
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$—	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(54)	—	(54)
Issuance of shares in connection with acquisitions	146,633	—	—	4	—	—	4
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,847,372	—	—	(7)	—	—	(7)
Share-based compensation	—	—	—	46	—	—	46
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	—	(2)
Other comprehensive income (loss)	—	—	(13)	—	—	—	(13)
Balance at December 31, 2021	138,011,969	$1	$(79)	$2,670	$(1,081)	$—	$1,511

(a) Net income earned from January 1, 2019 through February 7, 2019 is attributed to the Former Parent as it was the sole shareholder prior to February 7, 2019
See notes to consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	55

COVETRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income (loss)	$(54)	$(17)	$(983)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	171	167	154
Amortization of right-of-use assets	29	24	21
Goodwill impairment	—	—	938
Gain on divestiture of a business	—	(73)	—
Share-based compensation expense	46	40	46
Benefit for deferred income taxes	(22)	(32)	(64)
Amortization of debt issuance costs	6	6	5
Other	18	4	(9)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable, net	15	(68)	13
Inventories, net	(65)	106	(58)
Other assets and liabilities	(59)	(15)	(52)
Accounts payable and accrued expenses	17	(89)	92
Net cash provided by (used for) operating activities	102	53	103
Cash flows from investing activities:
Investments in property, equipment, and software	(60)	(58)	(39)
Payments related to equity investments and business acquisitions, net of cash acquired	(81)	(54)	(26)
Proceeds from divestiture of a business, net	—	103	—
Proceeds from sale of property and equipment	1	4	—
Net cash provided by (used for) investing activities	(140)	(5)	(65)
Cash flows from financing activities:
Proceeds from revolving line of credit	—	190	—
Repayment of revolving line of credit	—	(190)	—
Proceeds from issuance of debt	—	—	1,220
Principal payments of debt	(30)	(122)	(43)
Debt issuance and amendment costs	—	(5)	(24)
Dividend paid to Former Parent	—	—	(1,174)
Proceeds from share-based awards	8	12	6
Tax payments related to share-based awards	(15)	(2)	(1)
Net transfers from Former Parent	—	—	165
Proceeds from issuance of Series A preferred stock	—	250	—
Series A preferred stock issuance costs	—	(6)	—
Series A preferred stock dividend	—	(6)	—
Distributions to non-controlling shareholders	(2)	—	—
Deferred payments related to equity investments and business acquisitions	(13)	(17)	(9)
Payments related to the buy-out of non-controlling interests in subsidiaries of Covetrus	(14)	—	(74)
Net cash provided by (used for) financing activities	(66)	104	66
Effect of exchange rate changes on cash and cash equivalents	(3)	8	3
Net change in cash and cash equivalents	(107)	160	107
Cash and cash equivalents, beginning of period	290	130	23
Cash and cash equivalents, end of period	$183	$290	$130

Covetrus, Inc. 2021 Form 10-K	56

COVETRUS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Continued)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Supplemental disclosures of cash payments:
Interest	$22	$40	$47
Income taxes	$27	$24	$18
Amounts included in the measurement of operating lease liabilities	$27	$27	$25
Supplemental disclosures of noncash investing and financing activities:
Conversion of Series A preferred stock	$—	$245	$—
Right-of-use assets obtained in exchange for new operating lease liabilities	$51	$56	$104
Right-of-use assets obtained in exchange for new financing lease liabilities	$2	$—	$1
Common stock issued in business acquisition	$4	$—	$—
Deconsolidation of a subsidiary	$—	$15	$—

See notes to consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	57

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business Overview

Covetrus, Inc. is a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

On February 7, 2019, Henry Schein completed the spin-off of its Animal Health Business and transferred the applicable assets, liabilities, and ownership interests to us and distributed all the shares of our common stock that were then owned by Henry Schein to its stockholders of record as of January 17, 2019. Also, on February 7, 2019 and prior to the Distribution, we sold $361 million in shares to accredited institutional investors (the “Share Sale”). The proceeds from the Share Sale were paid to us and distributed to Henry Schein. Concurrent with the Distribution, we paid a cash dividend of $1.2 billion from loan proceeds from our newly established credit facility (see Note 7 - Long-Term Debt and Other Borrowings, Net). We then acquired Vets First Choice in an all-stock transaction (the “Acquisition”).

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

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements are prepared in accordance with GAAP. The accompanying consolidated financial statements include the operations of the Company as well as those of our wholly-owned and majority-owned subsidiaries from their respective dates of inception or acquisition. Intercompany transactions and balances are eliminated in consolidation. Investments in unconsolidated affiliates, which are 20% to 50% owned, or investments of less than 20% in which we could influence the operating or financial decisions, are accounted for under the equity method.

The accompanying consolidated financial statements and notes hereto include the adjustments described below:

Immaterial reclassifications from interim periods in 2021 that were corrected in the fourth quarter of 2021:

During the fourth quarter of 2021, the Company identified and corrected classification errors related certain capitalized software development costs. Property and equipment, net was understated by $5 million, $7 million and $10 million, respectively as of March 31, June 30, and September 30 2021. Other non-current assets were overstated by the same amounts. We also reclassified the cash flows related to these development costs from operating to investing activities on the statements of cash flows.

Immaterial corrections from a previous year:

We identified and corrected our consolidated statements of cash flows for the year ended December 31, 2019 related to the revision to deferred tax assets associated with investment in partnerships that was identified in our Annual Report on Form 10-K for the year ended December 31, 2020, which we concluded was not material to any previously issued financial statements. The benefit for deferred income taxes was understated by $39 million and the change in other assets and liabilities was overstated by the same amount. Our cash flows from operating activities was unaffected by this reclassification.

During the fourth quarter of 2021, the Company identified a calculation error in the fair value of vested shares presented in Note 18 - Share-based Compensation and Other Employee Benefits to the financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020. The fair values of RSA/RSU vested shares were understated by $11 million and $22 million for the years ended December 31, 2020 and 2019, respectively. This error impacted only our footnote disclosures and did not misstate our financial statements for any period.

We determined the corrections listed above to be immaterial, both individually and in aggregate, in the accompanying consolidated financial statements and the notes hereto.

Covetrus, Inc. 2021 Form 10-K	58

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Use of Estimates

Preparing financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the financial statements and accompanying notes. Changes in circumstances could cause actual results to differ materially from these estimates. The most significant estimates include our evaluation of goodwill impairment, deferred taxes, contingencies, intangible assets acquired, fair value measurements, share-based compensation, and supplier rebates.

Significant Accounting Policies

Cash and Cash Equivalents

We classify all highly liquid short-term instruments with an original maturity of three months or less as cash equivalents. We maintain cash depository accounts with high-quality banks throughout the world. Our cash on deposit in the U.S. generally exceeds federally insured limits. We have not incurred any related losses for the years ended December 31, 2021, 2020, and 2019.

Customer Contract Balances

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

Contract Assets

Contract assets include amounts related to any conditional right to consideration for work completed as of the reporting date and generally represent amounts owed to us by customers, but not yet billed. Contract assets are transferred to accounts receivable when the right becomes unconditional. Current contract assets are included in prepaid expenses and other and non-current contract assets are included in Investments within the consolidated balance sheets. The contract assets primarily relate to the bundled arrangements for the sale of equipment and consumables and sales of term software licenses.

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

Covetrus, Inc. 2021 Form 10-K	59

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We record a liability for unconditional purchase commitments with contract suppliers for quantities greater than future demand forecasts consistent with excess and obsolete inventory valuations. As of December 31, 2021 and 2020, we did not record any liability related to excess unconditional purchase commitments.

Concentration Risks

We are subject to a concentration of risk with our suppliers, as five suppliers accounted for approximately 48% and 50% of our purchases for the years ended December 31, 2021 and 2020, respectively.

Property and Equipment

Property and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation is computed primarily under the straight-line method. Amortization of leasehold improvements is computed using the straight-line method over the lesser of the useful life of the assets or the lease terms. See Note 11 - Property and Equipment, Net.

Capitalized software costs consist of costs to purchase and develop software for internal use. Costs incurred during the application development stage for software bought and further customized by outside suppliers, software developed by a supplier for proprietary use, and costs incurred for our own personnel who are directly associated with software development are capitalized.

Leases

We evaluate whether an arrangement is or contains a lease at contract inception. For all our leases, we determine the classification as either operating or financing. Leases with an initial term of 12 months or less are not recognized on the consolidated balance sheets. We have lease agreements with both lease and non-lease components, which are generally accounted for together as a single lease component. We recognize lease expense for these leases on a straight-line basis over the lease term. For purposes of calculating operating lease liabilities, lease terms may be deemed to include options to extend or terminate the lease when it is reasonably certain that we will exercise that option.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use a rate that is based on similarly secured borrowings available to us at commencement date in determining the present value of future lease payments. We use the implicit rate when readily determinable. See Note 10 - Leases.

Goodwill

The net assets of businesses acquired are recorded at their fair value at the acquisition date and the consolidated financial statements include their results of operations from that date. Any excess of acquisition consideration over the fair value of identifiable net assets acquired is recorded as goodwill. Goodwill is not amortized, but the potential impairment of goodwill is assessed at least annually (on October 1st) and on an interim basis whenever events or changes in circumstances indicate that the carrying value of a reporting unit exceeds its fair value. Impairment analysis for goodwill requires a comparison of the fair value to the carrying value of a reporting unit.

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

See Note 6 - Goodwill and Other Intangibles, Net.

Long-lived Assets

The estimated fair value of identifiable intangible assets is based on critical estimates, judgments, and assumptions derived from analysis of market conditions, discount rate, discounted cash flows, customer retention rates, and estimated useful lives.

Covetrus, Inc. 2021 Form 10-K	60

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Definite-lived intangible assets consist primarily of non-compete agreements, trademarks, patents, customer relationships, and product development. Long-lived assets, other than goodwill, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through the estimated undiscounted future cash flows derived from such assets. The carrying amount of long-lived assets is not recoverable if it exceeds the sum of undiscounted cash flows expected as a result from use and eventual disposition of the asset. For long-lived assets used in operations, impairment losses are only recorded if the asset’s carrying amount is not recoverable through its undiscounted, probability-weighted future cash flows. We measure the impairment loss based on the difference between the carrying amount and the estimated fair value. When impairment exists, the related assets are written down to fair value. See Note 6 - Goodwill and Other Intangibles, Net.

Equity Method Investments

Equity investments are accounted for using the equity method of accounting if the investment gives us the ability to exercise significant influence, but not control, over an investee. Equity method investments are included within Investments on our consolidated balance sheets. Our share of the earnings or losses as reported by equity method investees, amortization of basis differences, related gains or losses, and impairments, if any, are recognized in equity in earnings of affiliates on our consolidated statements of operations. Each reporting period, we evaluate whether declines in fair value below carrying value are other-than-temporary and if so, we write down the investment to its estimated fair value. See Note 5 - Divestitures and Equity Method Investments.

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

See Note 14 - Fair Value.

Income Taxes

We account for income taxes under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future tax consequences of events that have been recognized in the financial statements or tax returns. In estimating future tax consequences, we generally consider all expected future events other than proposed changes in tax laws or rates. The effect on deferred income tax assets and liabilities of a change in tax rates is recognized as income or expense in the period of the enactment date. We recognize interest accrued and penalties on uncertain income tax positions as components of income tax (benefit) expense in the consolidated statement of operations. See Note 13 - Income Taxes.

Covetrus, Inc. 2021 Form 10-K	61

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loss Contingencies

We are subject to loss contingencies, including claims with customers and vendors, pending and potential legal actions for damages, investigations relating to governmental laws and regulations, and other matters arising out of the normal course of our business. We record a liability when we believe that it is probable that a loss has been incurred and the amount can be reasonably estimated. If we determine that a loss is reasonably possible and the loss or range of loss can be estimated, we disclose the possible loss in the notes to our financial statements. Legal fees are expensed as incurred. See Note 8 - Commitments and Contingencies.

Redeemable Non-Controlling Interests

Some minority equity owners in certain of our subsidiaries have the right, at certain times, to require us to acquire their ownership interest in those entities. As a result of these redemption features, we record the non-controlling interests as redeemable and classify them as mezzanine equity on our consolidated balance sheets initially at their acquisition-date fair value. The non-controlling interests are adjusted each reporting period for income (or loss) attributable to the non-controlling interests. A measurement period adjustment, if any, is then made to adjust the non-controlling interests to the higher of redemption value or carrying value each reporting period. These adjustments are recognized through retained earnings and are not reflected in net income or net income attributable to Covetrus. See Note 19 - Redeemable Non-controlling Interests.

Foreign Currency Translation and Transactions

The financial position and results of operations of our foreign subsidiaries are determined using local currency as the functional currency with the exception of certain foreign holding companies, whose functional currency is USD. Assets and liabilities of our foreign subsidiaries are translated at the exchange rate in effect at each month of the year. Statement of operations accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive loss in equity. Gains and losses resulting from foreign currency transactions are in other, net in our consolidated statements of operations.

Derivatives

Our global business exposes us to risks related to changes in foreign currency exchange rates and interest rates. Our financial risk management program is designed to manage the exposure arising from cash flow variability and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.

Our derivative instruments consisted of interest rate swap contracts, which matured in July 2021, and foreign currency forward exchange contracts. We entered into the foreign currency forward exchange contracts in December 2021. The forward exchange contracts are not designated for hedge accounting. Derivative instruments are recorded in the consolidated balance sheets either as other current assets/liabilities or other assets/liabilities. The changes in the fair values of these foreign currency forward exchange contracts and of the underlying hedged exposures are generally offsetting and are recorded immediately in other, net on the consolidated statement of operations.

For the matured interest rate swap contracts, which were cash flow hedges, the changes in the fair value of the derivative were recorded as a component of accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the period(s) during which the hedged transaction affected earnings. We classified the cash flows related to hedging activities in the same category on the consolidated statements of cash flows as the cash flows related to the hedged item. See Note 15 - Derivatives.

At inception of the hedging contract, we used statistical regression to assess the effectiveness of the interest rate hedges. The hedging contracts were deemed highly effective throughout the hedge period. Therefore, we performed a qualitative assessment of the hedge effectiveness at each subsequent quarterly reporting date. Derivative gains and losses were initially reported as a component of other comprehensive (loss) income and subsequently recorded in the consolidated statement of operations when the hedged transaction was recognized in earnings.

Covetrus, Inc. 2021 Form 10-K	62

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Revenue Recognition

We recognize revenue when a customer obtains control of promised goods or services in an amount that reflects the consideration that we expect to receive for those goods or services. To recognize revenue, we do the following:

•Identify the contract(s) with a customer
•Identify the performance obligations in the contract
•Determine the transaction price
•Allocate the transaction price to the performance obligations in the contract
•Recognize revenue when, or as, we satisfy a performance obligation

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

We estimate the transaction price at contract inception, including any variable consideration, and update the estimate each reporting period for any changes in circumstances. Variable consideration, including provisions for discounts, rebates to customers, customer returns, and other contra revenue adjustments is included in the transaction price at contract inception by estimating the most likely amount based upon historical data and estimates and is recorded in the period in which the related sales are recognized.

Many of our contracts with customers require us to take possession of the inventory, provide the goods or services, and establish the price for the goods or services. Revenue and cost of sales from this type of contract are recognized on a gross basis. From time to time, certain contracts require us to arrange for the procurement of goods or services on behalf of our customer, but we do not purchase or take title of the product from the supplier before they are transferred to our customer. In this type of contract, we are acting as an agent, and revenue is recognized on a net basis (revenue less cost of sales is included in net sales) (“Net Agency Revenue”), as the supplier is the primary obligor, bears the inventory and credit risk, establishes the price, determines the product specifications, and the amount is fixed. For the years ended December 31, 2021 and 2020, Net Agency Revenue was not material. Payment terms differ by customer and jurisdiction and generally range from 30 to 60 days.

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

Covetrus, Inc. 2021 Form 10-K	63

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Prescription Management

Revenue under this category is primarily generated from prescription management and pharmacy services (including the distribution of finished goods products, specialty pharmaceutical compounding, shipping, manufacturer incentives, and service fees), which is recognized when control transfers to the customer, typically upon shipment or delivery.

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

Sales, value-add, and other taxes we collect concurrently with revenue-producing activities are excluded from revenue, and are recorded as liabilities and included in accrued taxes. See Note 3 - Revenue from Contracts with Customers and Note 2 - Segment Data for additional disclosures.

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

We classify the following activities into either cost of sales or SG&A:

Covetrus, Inc. 2021 Form 10-K	64

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization of intangibles
Cost of Sales
Costs and expenses related to specific class of intangible assets that are directly linked with revenue-generating activities.

We include the amortization of our product formulas within cost of sales as these formulas are directly tied to the production of compounded products as alternatives to back-ordered solutions, patient-specific customized medications, and in-clinic use medications.

SG&A	Amortization expense for intangible assets that are not directly related to sales-generating activities

Shipping and handling
Cost of Sales	Freight and other direct shipping costs including payroll and related benefit costs of employees performing these activities
SG&A	Direct handling costs, which represent primarily direct payroll costs of employees who pick, pack, and otherwise prepare, if necessary, merchandise for shipment to customers

Advertising
Cost of Sales	Net amount of reimbursements received from vendors that are more than the cost of advertising
SG&A
Advertising costs are charged to operations when incurred as part of Selling, general and administrative. Advertising expense was $19 million in 2021, $17 million in 2020, and $17 million in 2019.

We receive reimbursements from certain vendors for advertising costs. Reimbursements for advertising costs are reported on a net basis within Selling, general and administrative.

Additionally, advertising and promotional costs incurred in connection with direct marketing, including product catalogs and printed materials, are deferred and amortized on a straight-line basis over the period that is benefited, typically one year. Deferred direct marketing expenses are included in prepaid expenses and other on the consolidated balance sheets.

Supplier Rebates
Cost of Sales	We receive quarterly and annual performance rebates from suppliers based upon attainment of certain purchase or sales goals. Supplier rebates are included as a reduction of Cost of sales and are recognized over the period they are earned.
The factors considered in estimating supplier rebate accruals include forecasted inventory purchases and sales in conjunction with supplier rebate contract terms, which generally provide for increasing rebates based on either increased purchase or sales volume.
SG&A	not applicable

Share based compensation
Cost of Sales	not applicable
SG&A	Share-based compensation represents the cost related to share-based awards granted to employees and non-employee directors, which are measured at the grant date fair value.

We recognize share-based compensation expense, net of estimated expected forfeitures, on a straight-line basis over the requisite service period of the award.

Earnings (loss) per Share

Basic EPS is computed by dividing net income (loss) available to common shareholders by the weighted-average number of shares of common stock outstanding during the period. In addition, the shares of common stock issuable pursuant to restricted stock awards, restricted stock units, performance stock units, and stock options outstanding under our 2019 Omnibus Incentive Compensation Plan, and shares issuable under our Employee Stock Purchase Plan are included in the diluted EPS calculation to the extent they are dilutive. See Note 17 - Earnings (Loss) Per Share.

Accounting Standards Update

•As of January 1, 2021, we adopted ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes,” which removes specific technical exceptions to general principles found in Topic 740, items that often produce information that investors have difficulty understanding, and simplifies the accounting for income taxes. The adoption of this ASU did not have a material impact on the results of our consolidated financial statements.

Covetrus, Inc. 2021 Form 10-K	65

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference LIBOR. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our debt agreements that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. The banking syndicate associated with our Credit Facilities ceased using the 1-week and 2-month USD LIBOR at the end of 2021. The other USD Tenors to cease June 30, 2023. We will continue to monitor, and, to the extent our Credit Facilities require amendment to reflect a replacement rate prior to December 31, 2022, we will evaluate the benefits of adopting this ASU.

2. SEGMENT DATA

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis which reflect how the CODM reviews financial information and makes operating decisions. We have three reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) software services, and (iii) prescription management. See Note 3 - Revenue from Contracts with Customers for our revenue disaggregated by major product category and reportable segment. We do not allocate expenses managed at the corporate level to our segments, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses. All intersegment balances and transactions have been eliminated in consolidation.

The following table reflects Net sales based on geographic location:

(In millions)	Years Ended
Net Sales	December 31, 2021	December 31, 2020	December 31, 2019
North America	$2,719	$2,377	$2,111
Europe	1,412	1,571	1,509
APAC & Emerging Markets	461	402	368
Eliminations	(17)	(11)	(12)
Total net sales	$4,575	$4,339	$3,976

The following tables reflect depreciation and amortization expense, expenditures, and total assets by geographic location and Corporate:

(In millions)	Years Ended
Depreciation and amortization	December 31, 2021	December 31, 2020	December 31, 2019
North America	$148	$144	$131
Europe	19	17	18
APAC & Emerging Markets	3	6	5
Corporate	1	—	—
Eliminations	—	—	—
Total depreciation and amortization expense	$171	$167	$154

(In millions)	Years Ended
Expenditures for long-lived assets	December 31, 2021	December 31, 2020	December 31, 2019
North America	$49	$41	$23
Europe	8	11	10
APAC & Emerging Markets	2	3	1
Corporate	1	3	5
Eliminations	—	—	—
Total expenditures for long-lived assets	$60	$58	$39

Covetrus, Inc. 2021 Form 10-K	66

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions)
Assets	December 31, 2021	December 31, 2020
North America	$3,095	$3,077
Europe	576	713
APAC & Emerging Markets	195	188
Corporate	1,432	1,415
Eliminations	(1,888)	(1,897)
Total assets	$3,410	$3,496

The following tables reflect Adjusted EBITDA by geographic location and a reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA:

(In millions)	Years Ended
Adjusted EBITDA	December 31, 2021	December 31, 2020	December 31, 2019
North America	$223	$187	$153
Europe	71	72	68
APAC & Emerging Markets	40	28	18
Corporate	(90)	(61)	(39)
Eliminations	—	—	—
Total Adjusted EBITDA	$244	$226	$200

	Years Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA
Net income (loss) attributable to Covetrus	$(54)	$(19)	$(980)
Plus: Depreciation and amortization	171	167	154
Plus: Interest expense, net	32	46	54
Less: Income tax (benefit) expense	—	(7)	(46)
Earnings (loss) before interest, taxes, depreciation, and amortization	149	187	(818)
Plus: Share-based compensation	46	40	46
Plus: Strategic consulting	20	20	2
Plus: Transaction costs	3	8	2
Plus: Formation of Covetrus	2	19	31
Plus: Separation programs and executive severance	14	17	11
Plus: Equity method investments and non-consolidated affiliates	3	2	(4)
Plus: IT infrastructure	—	4	6
Plus: Carve-out operating expenses	—	—	5
Plus: Goodwill impairment	—	—	938
Plus: Capital structure	—	2	—
Plus: Other impairments	7	8	—
Plus: Other items, net	—	(81)	(19)
Non-GAAP Adjusted EBITDA	$244	$226	$200

Below is a listing of adjustments to EBITDA included in the reconciliation above:
Share-based compensation - Stock-based compensation is a non-cash expense.

Strategic consulting - Related to third-party consulting services. Included within this line item are variable performance fees earned for services rendered under a third-party consulting agreement. This agreement was amended in April 2021 and, in connection with such amendment, the services were completed and fees were fully accrued for as of June 30, 2021.

Transaction costs - Includes legal, accounting, tax, and other professional fees incurred in connection with contemplated and completed acquisitions and divestitures. The completion of acquisitions and divestitures is often dependent on factors that may be outside of our control and unrelated to us or to the continuing operations of the acquired or divested business. In addition, the amount of acquisition-related cost is generally driven by the complexity inherent in the transaction and may not necessarily indicate the future costs of the acquired business. Excluding transaction costs allows for a better comparison of our historical performance.

Covetrus, Inc. 2021 Form 10-K	67

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Formation of Covetrus - Includes professional and consulting fees, duplicative costs associated with TSAs, and other costs incurred in connection with the separation from Former Parent and establishing Covetrus as an independent public company.

Separation programs and executive severance -
•2021: Includes $8 million related to our organizational rationalization in Germany and the U.K., as well as other separation and executive severance programs
•2020: Includes $6 million related to our France managed exit of our distribution business specializing in medicines, pet food, equipment, and services for veterinary clinics beginning in the third quarter of 2020 as well as executive severance
•2019: $11 million of executive severance

IT infrastructure - Includes certain IT infrastructure expenses necessary to establish ourselves as a newly public. These IT costs are distinct from recurring IT infrastructure costs which are included within our Adjusted EBITDA.

Equity method investment and non-consolidated affiliates - Includes the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%.

Goodwill impairment - In 2019, we experienced a sustained decline in our share price and a resulting decrease in our market capitalization. These events triggered an interim impairment review as of August 31, 2019. We tested for goodwill impairment by quantitatively comparing the fair values of our reporting units to their carrying amounts and determined that the carrying value of our reporting units exceeded their fair values resulting in an impairment charge of $938 million.

Other impairments -
•2021: Includes $6 million related to customer relationships intangible impairments as the asset groups were not recoverable due a significant reduction in cash flows
•2020: $8 million related to an operating lease right-of-use asset impairment in our North America segment as the asset group was not recoverable based on COVID-19's effect on the subleasing market as well as other asset group specific factors

Capital Structure - Includes investment banking, legal, underwriting, and other fees incurred in connection with private investment and public equity offerings as well as debt issuance fees or debt modification fees to the extent they are not capitalized.

Carve-out operating expense - Related to Corporate overhead allocation from Former Parent at the time of the merger.

Other items, net -
•2020: Includes a pre-tax gain of $73 million gain on the divestiture of scil, a $6 million mark-to-market adjustment for immaterial put and call options, and a $1 million gain on the deconsolidation of SAHS. See Note 5 - Divestitures and Equity Method Investments
•2019: Includes $15 million of gains associated with acquisitions in France and Romania, $2 million gain on legacy investment, and a $1 million government grant income

Covetrus, Inc. 2021 Form 10-K	68

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below presents our revenue disaggregated by major product category and reportable segment:

	Year Ended December 31, 2021
(In millions)	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$2,230	$79	$503	$(93)	$2,719
Europe	1,419	11	—	(18)	1,412
APAC & Emerging Markets	452	9	—	—	461
Eliminations	(17)	—	—	—	(17)
Total Net sales	$4,084	$99	$503	$(111)	$4,575

	Year Ended December 31, 2020
(In millions)	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,969	$78	$406	$(76)	$2,377
Europe	1,574	10	—	(13)	1,571
APAC & Emerging Markets	394	8	—	—	402
Eliminations	(11)	—	—	—	(11)
Total Net sales	$3,926	$96	$406	$(89)	$4,339

	Year Ended December 31, 2019
(In millions)	Supply Chain Services	Software Services	Prescription Management	Eliminations	Total
North America	$1,816	$82	$246	$(33)	$2,111
Europe	1,513	10	—	(14)	1,509
APAC & Emerging Markets	361	7	—	—	368
Eliminations	(12)	—	—	—	(12)
Total Net sales	$3,678	$99	$246	$(47)	$3,976

Contract Balances

The following table presents information about our receivables and contract liabilities from contracts with customers:

(In millions)	Balance Sheet Location	December 31, 2021	December 31, 2020
Accounts receivable:
Accounts receivable, net	Accounts receivable, net	$480	$507
Contract liabilities:
Deferred revenue, current	Other current liabilities	$15	$22

For the years ended December 31, 2021 and 2020, our contract assets and long-term contract liabilities were determined to be immaterial. For the year ended December 31, 2021, deferred revenue recognized from performance obligations completed this period approximates the balance outstanding as of December 31, 2020.

Performance Obligations

Estimated future revenues expected to be generated from long-term contracts with unsatisfied performance obligations as of December 31, 2021 were not material.

Covetrus, Inc. 2021 Form 10-K	69

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. BUSINESS ACQUISITIONS

VCP and AppointMaster

During the year ended December 31, 2021, we completed acquisitions of VCP, a leading platform in veterinary wellness plan administration, and AppointMaster, a provider of integrated communications solutions for veterinary practices, for 100% ownership in both entities for an aggregate purchase price of $85 million, including $4 million in common stock. These acquisitions are intended to provide our Customers with new tools to foster stronger relationships with their Animal Owner clients by delivering better business and healthcare outcomes. The allocation of the aggregate purchase price resulted in goodwill of $60 million and other intangible assets, including technology, of $31 million. The results of operations have been included in our North America segment since the acquisition dates. All acquisition expenses incurred were not material. Goodwill generated by Appointmaster is tax deductible whereas the goodwill generated by our acquisition of VCP is not tax-deductible. The transactions are not material business combinations or material to our consolidated financial statements individually or in the aggregate. Goodwill for VCP See Note 6 - Goodwill and Other Intangibles, Net.

Veterinary Study Groups

During the year ended December 31, 2020, we acquired an 80% interest in Veterinary Study Groups, Inc., which manages a family of more than 50 Veterinary Management Groups in the United States and Canada. The goodwill from this transaction is not deductible for tax purposes. The results of operations have been included in our North American segment since the acquisition date. This transaction is not a material business combination. The acquisition expenses incurred were not material. See Note 6 - Goodwill and Other Intangibles, Net and Note 19 - Redeemable Non-controlling Interests.

Other
We completed certain other acquisitions during the year ended December 31, 2020 which were immaterial to our consolidated financial statements individually and in the aggregate.

5. DIVESTITURES AND EQUITY METHOD INVESTMENTS

Divestitures

During the year ended December 31, 2020, we completed the divestiture of scil to Heska Corporation for $110 million pursuant to an amended purchase agreement. We recorded a pre-tax gain of $73 million included in other, net in our consolidated statements of operations which reflects a $1 million foreign exchange adjustment for the finalization of the purchase price. It was primarily included within our Europe segment.

Equity Method Investments

On April 30, 2020, we completed the combination of our subsidiary, SAHS, with Distrivet, S.A. to form a leading animal-health provider on the Iberian Peninsula. We contributed SAHS by means of a in-kind contribution of all the shares of SAHS in exchange for the transfer of shares from shareholders of Distrivet, S.A. (“Distrivet Shareholders”). During the second quarter of 2020, we deconsolidated SAHS, remeasured our retained investment initially at a fair value of $45 million, which was included in investments in our consolidated balance sheets, and recognized a gain of $1 million, which was included in other, net in our consolidated statements of operations. The fair value was measured using third-party valuation models and was determined using both the market approach and income approach, which includes discounted expected cash flows.

We made a payment to the Distrivet Shareholders of approximately $13 million in cash on the one-year anniversary in April 2021. We own 50.01% of Distrivet.

Based on Distrivet's governance structure, we do not have power over key financial and operating decisions that are made in the ordinary course of business. Accordingly, our investment in Distrivet is accounted for under the equity method and Distrivet is considered a related party. See Note 18 - Related-Party Transactions. As of December 31, 2021, the carrying amount of our investment in Distrivet was $47 million which was included in Investments in our consolidated balance sheets.

Covetrus, Inc. 2021 Form 10-K	70

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. GOODWILL AND OTHER INTANGIBLES, NET

Goodwill

The changes in the goodwill balances by segment for the years ended December 31, 2021 and December 31, 2020 were as follows:

(In millions)	North America	Europe	APAC & Emerging Markets	Total
Balance at January 1, 2020	$1,154	$—	$—	$1,154
Goodwill additions (a)	33	—	—	33
Balance at December 31, 2020	1,187	—	—	1,187
Goodwill additions (a)	60	—	—	60
Balance at December 31, 2021	$1,247	$—	$—	$1,247
(a) See Note 4 - Business Acquisitions
There were no accumulated impairment losses at December 31, 2021 and December 31, 2020. The accumulated impairment losses at December 31, 2019 were $938 million.

Other Intangibles, Net

Definite-lived intangible assets consisted of the following as of:

		December 31, 2021
(In millions)	Weighted Average Useful Life	Cost	Accumulated Amortization	Net
Customer relationships (a)	10.0 years	$365	$(157)	$208
Trademarks	6.0 years	63	(41)	22
Patents	7.0 years	30	(30)	—
Product development	5.4 years	430	(221)	209
Non-compete agreements	4.1 years	2	(2)	—
Total other intangibles		$890	$(451)	$439
(a) Includes $6 million of impairment charges. See Note 2 - Segment Data

		December 31, 2020
(In millions)	Weighted Average Useful Life	Cost (a)	Accumulated Amortization	Net
Customer relationships	12.5 years	$526	$(265)	$261
Trademarks	7.6 years	64	(33)	31
Patents	7.0 years	30	(28)	2
Product development	5.4 years	403	(143)	260
Non-compete agreements	4.1 years	2	(1)	1
Total other intangibles		$1,025	$(470)	$555

(a) Includes $45 million primarily related to customer relationships; see Note 4 - Business Acquisitions

The table below sets forth amortization of intangible assets:

(In millions)	Years Ended
Location	December 31, 2021	December 31, 2020	December 31, 2019
Cost of sales	$7	$5	$4
Selling, general and administrative	129	130	123
Total amortization expense	$136	$135	$127

Covetrus, Inc. 2021 Form 10-K	71

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimated future amortization of intangible assets as of December 31, 2021 is as follows:

(In millions)	Amount
2022	$134
2023	121
2024	67
2025	30
2026	26
Thereafter	61
Total	$439

7. LONG-TERM DEBT AND OTHER BORROWINGS, NET

Long-term debt and other borrowings consisted of the following as of:

(In millions)	Maturity Date	Rate as of December 31, 2021	December 31, 2021	December 31, 2020
Credit Facility
Revolving line of credit	February 2024	—%	$—	$—
Term loan	February 2024	1.9%	1,050	1,080
Other borrowings (a)			8	7
Total debt and other borrowings			1,058	1,087
Less: current maturities			(32)	(1)
Total Long-term debt and other borrowings			$1,026	$1,086
Less: unamortized debt discount			(12)	(18)
Total Long-term debt and other borrowings, net			$1,014	$1,068
(a) As of December 31, 2021 and 2020, other borrowings include a loan payable of $6 million along with finance lease obligations of $2 million and $1 million, respectively.

Credit Facility

Our Credit Facility is comprised of the following:

(In millions)	Total Amount	Amount Available as of December 31, 2021
Term loan facility	$1,200	$1,050
Revolving line of credit (a)	300	298
Total Credit Facility (b)	$1,500	$1,348
(a) Letters of credit reduce our borrowing capacity under the revolving line of credit. At December 31, 2021, we had $2 million for letters of credit outstanding against the total $35 million sub-limit available.

(b) For the years ended December 31, 2021, 2020 and 2019, we paid $0 million, $4 million, and $24 million, respectively of debt issuance costs related to the Credit Facilities, respectively. Debt issuance costs is deferred and amortized on an effective yield basis to interest expense.

On February 7, 2019, we entered into a syndicated credit agreement with a five-year term primarily to pay a dividend to our Former Parent, as well as provide funding for working capital and general corporate purposes. In February 2020, the Credit Facility was amended, and the revised terms are reflected below. The term loan facility and revolving line of credit bear interest on a floating rate basis at our option, according to a leverage-based pricing grid and incur fees as follows:

Covetrus, Inc. 2021 Form 10-K	72

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•USD LIBOR (for one-month, two-month, three-month, six-month and potentially nine-month and 12-month tenors) subject to a floor of 0.00%
◦plus, an applicable margin ranging from 1.25% to 2.50% annually based on our leverage ratio at the end of the prior quarter.
•Alternative base rate determined as 1.00% plus the highest of the Prime Rate, Federal Funds Rate plus 0.50%, or one-month USD LIBOR
◦plus, an applicable margin ranging from 0.25% to 1.50% annually based on our leverage ratio at the end of the prior quarter.
•Unused capacity under the revolving line of credit loan incurs a fee ranging from 0.175% to 0.400% per annum based on our leverage ratio at the end of the prior quarter.
•Additionally, customary letter of credit fees, as well as fronting fees, are incurred for letters of credit outstanding.

Over the past two years, regulators, including the Board of Governors of the Federal Reserve System, OCC, FDIC, and the FCA, advocated that companies and financial institutions stop using LIBOR as a borrowing basis. Following December 31, 2021, one-week and two-month USD LIBOR, as well as all non-USD LIBOR tenors, ceased publication immediately, while three-month, six-month, and one-year USD LIBOR will cease publication after June 30, 2023. As a result, in lieu of amending or waiving any term of the Credit Facility, we notified the administrative agent to the Credit Facility that non-USD currencies would not be available to us either as a revolving line of credit or term loan facility borrowing, and further we suspended our rights to borrow at the two-month USD LIBOR tenor until such time as the Credit Facility is amended with an alternative benchmark rate to USD LIBOR.

The applicable margins on USD LIBOR and alternative base rate borrowings fluctuated over the course of 2021 dependent on a pricing grid based on our consolidated net total leverage ratio as defined in the Credit Facility. As of December 31, 2021, the applicable margins on LIBOR and alternative base rate borrowings were 1.75% and 0.75%, respectively, for both the term loan facility and revolving line of credit. The commitment fee for the revolving line of credit as of December 31, 2021 was 0.25%.

Starting March 31, 2020, the term loan facility began amortizing in quarterly installments equal to 5.00% per annum of the initial borrowed amount and requires full payment at maturity of all remaining amounts owed. No amortizing payments are required for the revolving line of credit, however all amounts owed are due at maturity. We have the option to prepay both the term loan facility and revolving line of credit without penalty, subject to certain conditions. If the aggregate balance of loans outstanding exceeds the lender's commitments made to the revolving line of credit at any time, then the amount of such excess is required to be repaid. Mandatory prepayments of the term loan facility are required in an amount equal to the net cash proceeds of, subject to specific conditions, (i) certain assets sales, (ii) certain debt offerings, and (iii) certain insurance recovery and condemnation events.

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
•Enter certain transactions with affiliates

In December 2021, we prepaid $30 million of our scheduled 2022 term loan facility amortization payments. The next mandatory quarterly principal amortization term loan facility payment of $15 million is due on September 30, 2022.

Covetrus, Inc. 2021 Form 10-K	73

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compliance and Covenants

Based on the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 4.50x, which will be reduced to 3.75x as of June 30, 2022 through maturity of the Credit Facilities in February 2024. The decrease in this particular financial covenant and our required compliance may influence our investment decisions.

We continuously monitor our compliance with the terms and conditions of our Credit Facility and take such actions as are necessary to attain and ensure compliance. We were in compliance with all financial covenants as of and for the year ended December 31, 2021.

The Credit Facility is guaranteed by Covetrus, the subsidiary borrower, and its subsidiary guarantors. We have pledged substantially all tangible and intangible assets, as well as our ownership interests in certain subsidiary companies, in support of the Credit Facility.

Long-term debt maturities and Other borrowings

The following table presents the maturities of our long-term debt and other borrowings, net as of December 31, 2021:

(In millions)	Credit Facility	Other Borrowings	Total Repayments
2022	$30	$2	$32
2023	60	6	66
2024	960	—	960
2025	—	—	—
Total debt maturities	$1,050	$8	$1,058

8. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which may take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material loss contingencies were accrued as of December 31, 2021.

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

Purchase Obligations

We are party to an exclusive supply agreement with an unconditional commitment to purchase certain products within the U.S. market until 2025. The agreement operates on a contract year of October 6 through October 5. The unconditional purchase obligation is approximately $8 million for each remaining contract year. For the years ended December 31, 2021, 2020, and 2019 we purchased products totaling $7 million, $8 million and $9 million, respectively under this agreement.

Covetrus, Inc. 2021 Form 10-K	74

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Our purchases for each contractual year through October 5, 2021 met our purchase obligation for those periods. Our forecasted sales of these products exceed our purchase obligations under this agreement.

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

9. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The following table presents our accrued expenses and other current liabilities as of:

(In millions)	December 31, 2021	December 31, 2020
Customer related liabilities	49	59
Operating lease liabilities - current	22	22
Accrued payables	15	10
Professional fees	10	14
Acquisition related expenses	—	13
Other accrued expenses (a)	41	57
Total	$137	$175
(a) Other accrued expenses include expenses related to separation and executive severance programs. See Note 2 - Segment Data

10. LEASES

We have office space, warehouse facilities, vehicles, and equipment under non-cancelable operating leases with third parties. The leases have remaining lease terms of 1 to 20 years.

Rent expense charged to operations under operating leases during the years ended December 31, 2021, 2020, and 2019 was $29 million, $30 million, and $25 million, respectively. Common Area Maintenance and taxes for the years ended December 31, 2021, 2020, and 2019 was $5 million, $3 million , and $2 million respectively. Short-term lease expense and variable rent expense for the years ended December 31, 2021, 2020, and 2019 were not material. Our finance leases were not material as of December 31, 2021 and 2020.

The following table presents the lease balances within the consolidated balance sheets and other supplemental information related to our leases as of:

(In millions)	December 31, 2021	December 31, 2020
Operating Leases:
Operating lease right-of-use assets, net	$137	$117

Accrued expenses, other	22	22
Other liabilities	130	107
Total operating lease liabilities	$152	$129

Weighted-average remaining lease term:
Operating leases	9.2 years	8.1 years
Weighted-average discount rate:
Operating leases	3.3%	3.5%

Covetrus, Inc. 2021 Form 10-K	75

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table presents the maturities of our lease liabilities as of December 31, 2021:

(In millions)	Operating Leases
2022	$27
2023	25
2024	20
2025	16
2026	14
Thereafter	75
Total minimum lease payments	177
Less: amount representing interest	(25)
Present value of net minimum lease payments	152
Less: current portion of lease obligations	(22)
Long-term lease obligations	$130

As of December 31, 2021, we had additional operating leases that have not yet commenced which included the following:

Description	Commencing	Lease Term	Total Future Lease Payments
Office space	May 2022	20 years	$72
Total			$72

11. PROPERTY AND EQUIPMENT, NET

Property and equipment, net consisted of the following as of:

(In millions)	Estimated Useful Life	December 31, 2021	December 31, 2020
Land	N/A	$1	$1
Buildings and permanent improvements	10-40 years	7	10
Leasehold improvements	Lesser of the useful life or lease terms	22	21
Machinery and warehouse equipment	2-12 years	52	45
Furniture, fixtures, and other	2-10 years	39	46
Computer equipment and software	2-10 years	100	76
Capital in progress		58	23
Total property and equipment, gross		279	222
Less: accumulated depreciation and amortization		(135)	(106)
Total Property and equipment, net		$144	$116

The following table sets forth our depreciation and amortization expense related to property and equipment:

(In millions)	Years Ended
Location	December 31, 2021	December 31, 2020	December 31, 2019
Cost of sales	$1	$1	$3
Selling, general and administrative	32	31	24
Total depreciation and amortization expense	$33	$32	$27

12. SHARE-BASED COMPENSATION AND OTHER EMPLOYEE BENEFITS

Share-based Compensation Plan

In 2019, we adopted the 2019 Omnibus Incentive Compensation Plan (the “Plan”) which authorizes our Compensation Committee of the Board of Directors to grant stock options, stock awards, stock units, stock appreciation rights, other share-based awards, and cash awards. Awards may be granted to employees, consultants, advisors, and non-employee directors of Covetrus and our subsidiaries. Awards issued under the Plan may not have a term greater than 10 years from the date of grant and vesting is subject to the terms of specific awards made under the Plan.

Covetrus, Inc. 2021 Form 10-K	76

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2021, 16 million shares of our common stock were authorized under the Plan. In addition, to the extent that awards outstanding under the Plan are cancelled, forfeited, or otherwise terminated without being exercised, the number of shares underlying such awards will be available for future grant under the Plan.

The following table summarizes the total share-based compensation expense and related tax benefit:

	Years Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Share-based compensation expense	$46	$40	$46
Tax benefit	$2	$8	$6

As of December 31, 2021, there was $55 million in unrecognized compensation expense related to nonvested share-based awards, including 100% performance attainment for our PSUs, that is expected to be recognized over a weighted-average period of 1.7 years.

Stock Options

We granted stock options at an exercise price equal to the closing market price of our stock on the grant date. We use the Black-Scholes pricing model to determine the fair value of options granted and have elected the accrual method for recognizing compensation costs. The fair value of share-based payment awards calculated using the Black-Scholes model varies based on share price, award exercise price, stock volatility, expected term, risk free interest rate, expected dividends, and the assumptions used in determining these variables. No stock options were granted during 2021 and 2020.

The following table summarizes our stock option activity under the Plan for the year ended December 31, 2021:

(In millions, except per share data)	Number of Shares	Weighted- average Exercise Price Per Share	Weighted- average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	2	$15.58
Granted	—	—
Exercised	(1)	8.00
Forfeited	—	—
Outstanding at end of year	1	$15.74	5.7	$11
Exercisable at end of year	1	$14.12	5.5	$11

The total intrinsic value of options exercised for the years ended December 31, 2021, 2020, and 2019 was $8 million, $13 million and $15 million, respectively. Cash received from option exercises for the years ended December 31, 2021, 2020, and 2019 was $3 million, $7 million, and $4 million, respectively.

The following table provides the weighted-average grant-date fair value and related valuation assumptions for these awards granted during the year ended December 31, 2019:

Weighted-average grant-date fair value	$12.19
Valuation assumption ranges:
Expected term (years)	6.0
Risk-free interest rate	1.8%	-	2.5%
Expected volatility	29.6%	-	30.0%

RSAs/RSUs

RSAs/RSUs granted generally vest over a one-year to three-year term. We have granted RSUs to certain executive officers which vest over a three-year term. One-year term RSUs granted exclude our named executive officers and relate to retention. The following table summarizes our RSA/RSU activity under the Plan for the year ended December 31, 2021:

Covetrus, Inc. 2021 Form 10-K	77

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In millions, except per share data)	Number of Shares	Weighted-average Grant-date Fair Value Per Share	Weighted-average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Nonvested at beginning of year	4	$14.07
Granted	2	27.60
Vested	(2)	14.88
Forfeited	—	—
Nonvested at end of year	4	$22.47	0.98	$71

The weighted-average fair value at grant date of the nonvested shares granted for the years ended December 31, 2021, 2020, and 2019 were $27.60, $11.51, and $27.83, respectively. The total fair value of awards vested during the years ended December 31, 2021, 2020, and 2019 was $25 million, $17 million, and $25 million, respectively.

PSUs

PSUs provide meaningful incentives for management to execute on the longer-term financial and strategic growth goals. We granted PSUs to members of our management team as well as certain key employees. Our 2020 PSU plan design included PSUs granted subject to specific performance conditions with one-year vesting performance cycles over a three-year term. Our 2021 PSU plan design grants shares subject to annual targets over a three-year period where the annual targets are set at the beginning of the three-year performance period. The 2021 PSU awards will vest at the end of the three-year performance period.

We recognized $11 million in expense for PSUs in 2021 and $3 million in expense in 2020.

Employee Stock Purchase Plan

In 2019, we adopted the ESPP and approved 2 million shares for issuance under this plan. The ESPP is administered by the compensation committee.

The ESPP provides for the issuance of shares of our common stock to participating employees. At the end of each designated offering period, which occurs every six months on May 31 and November 30, employees can elect to purchase shares of our common stock with contributions up to a maximum of 15% of their base pay or eligible base pay up to the Section 423 of the Internal Revenue Code limit of $25,000, which is accumulated via payroll deductions, at an amount equal to 85% of the lower of our stock price on (i) the first day of the offering period, or (ii) the last day of the offering period. For the years ended December 31, 2021, 2020, and 2019, activity under the ESPP was not material.

Annual Incentive Plan

In 2019, our compensation committee adopted the AIP. The AIP provides pay for performance incentive compensation to our employees, including our named executive officers, rewarding them for their contributions to us with incentive compensation based on attainment of predetermined corporate performance goals, as applicable. Compensation expense associated with the AIP for the years ended December 31, 2021, 2020 and 2019 was $11 million, $16 million, and $7 million, respectively.

401(k) Plan

Covetrus maintains a qualified 401(k) plan covering eligible employees of certain of the U.S. entities as well as certain other defined contribution plans. Matching contributions and administrative expenses related to these plans for the years ended December 31, 2021, 2020, and 2019 was $11 million, $11 million, and $9 million, respectively.

Covetrus, Inc. 2021 Form 10-K	78

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13. INCOME TAXES

Income (loss) before taxes were as follows:

	Years Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Domestic	$(98)	$(164)	$(809)
Foreign	44	140	(220)
Total income (loss) before taxes	$(54)	$(24)	$(1,029)
The provisions for income taxes were as follows:

	Years Ended
(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Current income tax (benefit) expense:
U.S. federal	$(1)	$1	$—
State and local	1	2	2
Foreign	22	22	16
Total current income tax (benefit) expense	22	25	18
Deferred income tax (benefit) expense:
U.S. federal	(13)	(25)	(46)
State and local	(4)	(1)	(10)
Foreign	(5)	(6)	(8)
Total deferred income tax (benefit) expense:	(22)	(32)	(64)
Total income tax (benefit) expense	$—	$(7)	$(46)

Significant components of our deferred tax assets and liabilities were as follows:

	Years Ended
(In millions)	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating losses and other carryforwards	$57	$43
Lease liability	27	20
Stock based compensation	8	6
Accrued compensation	7	7
Inventory	4	5
Other assets	11	9
Total deferred income tax assets	114	90
Valuation allowance for deferred tax assets	(27)	(11)
Deferred income tax assets, net of valuation allowance	87	79
Deferred income tax liabilities:
Intangibles amortization	(55)	(74)
Lease asset	(24)	(17)
Accelerated depreciation	(7)	(5)
Other liabilities	(2)	(2)
Total deferred income tax liabilities	(88)	(98)
Deferred income tax assets (liabilities), net of valuation allowance	$(1)	$(19)

The deferred income tax assets (liabilities) are classified in the consolidated balance sheets as follows:

(In millions)	December 31, 2021	December 31, 2020
Non-current deferred income tax assets, net (a)	$12	$9
Non-current deferred income tax liabilities, net	(13)	(28)
Non-current deferred income tax assets (liabilities)	$(1)	$(19)
(a) Included in other non-current assets

Covetrus, Inc. 2021 Form 10-K	79

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The valuation allowance was $27 million as of December 31, 2021 and $11 million as of December 31, 2020. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some or all the deferred tax assets will be realized. The ultimate realization of deferred taxes assets is dependent upon generation of future taxable income during the period in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and taxable income in carryback years and tax-planning strategies when making this assessment. Significant pieces of objective negative evidence evaluated are the U.S. and certain non-U.S. cumulative losses incurred over the three-year period ended December 31, 2021. Such objective evidence limits the ability to consider other subjective evidence. The change in valuation allowance for the year ended December 31, 2021 was $16 million and was primarily attributable to an increase related to the uncertainty regarding the realization of future tax benefits of tax losses and other deferred tax assets from certain U.S. and non-U.S. jurisdictions. The table below summarizes the change in valuation allowance for the year.

(In millions)	December 31, 2021	December 31, 2020
Valuation allowance for deferred tax assets, beginning of year	$11	$10
Current year expense, net	17	1
Foreign exchange and other	(1)	—
Valuation allowance for deferred tax assets, end of year	$27	$11

On December 31, 2021, we had the following tax loss and tax credit carryforwards available to offset taxable income in prior and future years:

(In millions)	Amount	Expiration Period
U.S. federal tax loss carryforwards	$26	2030 - unlimited
Non-U.S. tax loss carryforwards	11	2022 - unlimited
U.S. federal and state interest carryforwards	8	unlimited
U.S. state tax loss carryforwards	5	2024 - unlimited
U.S. federal other credit carryforwards	4	2030-2041
Non-U.S. interest carryforwards	3	unlimited
Total tax loss and tax credit carryforwards	$57

The non-U.S. tax loss carryforwards were incurred in various jurisdictions, predominantly in Germany and France. The U.S. state tax loss carryforwards were incurred in various jurisdictions.

The tax provision (benefit) differs from the amount computed by applying the federal statutory income tax rate due to the following:

Covetrus, Inc. 2021 Form 10-K	80

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Years Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income tax provision at federal statutory rate	21.0%	21.0%	21.0%
Return to Provision impacts	9.0	12.1	—
Foreign income tax (benefit) provision	5.2	15.7	0.3
State income tax provision, net of federal income tax effect	3.9	(3.7)	0.9
Credits	2.3	6.6	—
Reverse Book Gain/(Loss) on Foreign Sales	—	69.2	0.3
Impact of Partnership Inside/Outside Basis Conversion	—	7.5	—
Revaluation of deferred tax assets and liabilities	—	—	(0.9)
Goodwill impairment	—	—	(14.4)
Tax on GILTI	—	(42.6)	(0.9)
Impact of Uncertain Tax Positions	(1.0)	2.2	0.1
Non-deductible foreign exchange gains/(losses)	(1.8)	2.4	—
Non-deductible expenses	(1.9)	(23.6)	(0.6)
Non-deductible interest	(3.4)	(8.1)	—
Excess tax benefits related to share-based compensation	(3.5)	(28.4)	(0.5)
Valuation allowance impacts	(31.7)	(2.2)	(0.5)
Other	3.0	0.8	(0.3)
Effective tax rate	1.1%	28.9%	4.5%

We file U.S. federal and various state and local income tax returns as well as income tax returns in 22 foreign jurisdictions. Tax returns are generally subject to examination for a period of three to five years after the filing of the respective return. The tax years subject to examination by major tax jurisdictions include the years 2018 and forward by the U.S. Internal Revenue Service, the years 2017 and forward for certain state and local jurisdictions, and the years 2014 and forward for certain foreign jurisdictions.

We elect to recognize the tax on GILTI as a period expense in the period the tax is incurred. There was no tax expense recorded related to GILTI for the year ended December 31, 2021. We have recorded tax expense for the GILTI provision of $10 million for the years ended December 31, 2020 and December 31, 2019.

We previously considered the earnings in all of our foreign subsidiaries as indefinitely reinvested. Accordingly, we had not recorded deferred income taxes with respect to such earnings. However, during the year ended December 31, 2020, we considered changes in our business and emerging funding needs and determined that certain unremitted earnings of approximately $135 million existing in the Company’s foreign subsidiaries located in various jurisdictions are no longer indefinitely reinvested. As a result of U.S. Tax Reform, unremitted earnings can generally be remitted to the U.S. without incurring additional U.S. federal income taxation. In addition, earnings repatriated from the jurisdictions noted above, based upon our current legal structure, can generally be repatriated without incurring any withholding tax liability. Accordingly, we determined that the deferred tax liability associated with the repatriation of the undistributed earnings from the applicable subsidiaries located in these tax jurisdictions was not material and accrued the liability for the years ended December 31, 2021 and December 31, 2020. The Company has not provided for deferred taxes on outside basis differences in our investments in our foreign subsidiaries that are unrelated to unremitted earnings as these basis differences will be indefinitely reinvested. A determination of the unrecognized deferred taxes related to these other components of our outstanding basis differences is not practicable to calculate.

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

Covetrus, Inc. 2021 Form 10-K	81

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation of unrecognized tax benefits which are included in other liabilities within the consolidated balance sheets:

(In millions)	December 31, 2021	December 31, 2020
Balance at beginning of period	$3	$4
Additions based on prior year tax positions	2	(1)
Reductions from settlements with taxing authorities	(2)	—
Balance at end of period	$3	$3

14. FAIR VALUE

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis

The following table presents our financial instruments measured at fair value on a recurring basis and indicates the level within the fair value hierarchy (in millions):

(In millions)	Level	December 31, 2021	December 31, 2020
Interest rate swap contracts (a)	2	$—	$5
Total liabilities		$—	$5
(a) These interest rate swaps matured on July 31, 2021. See Note 15 - Derivatives

Interest Rate Swap Contracts

Our five interest rate swap contracts which were over-the-counter and were not traded through an exchange matured on July 31, 2021. The fair values of our swap contracts were determined based on inputs that are readily available in public markets or can be derived from information available in publicly quoted markets. See Note 15 - Derivatives.

Assets and Liabilities that are Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis. We do not periodically adjust carrying value to fair value for these assets or liabilities; rather, the carrying value of the asset is reduced to its fair value when there is evidence of impairment.

During the year ended December 31, 2021, we recorded an impairment of intangible assets of $6 million included in selling, general and administrative expense in our consolidated statements of operations in our North America segment. The fair value of the intangible assets was determined to be zero as such assets were deemed to have no future economic benefit based on the market participant assumptions and no expected future cash flows. See Note 6 - Goodwill and Other Intangibles, Net.

During the year ended December 31, 2020, we recorded an operating lease right-of-use asset impairment of $8 million included in Selling, general and administrative expense in our consolidated statements of operations in our North America segment as this asset group was not recoverable based on COVID-19's effect on the subleasing market as well as other asset group specific factors. The fair value of the operating lease right-of-use asset was $8 million, determined using the discounted expected cash flow. The significant unobservable inputs utilized in this Level 3 fair value measurement included market rent assumptions and discount rate.

Assets and Liabilities that are not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, accounts receivables, other receivables, accounts payable, and accrued expenses approximate their fair value due to the short maturity of those instruments.

Covetrus, Inc. 2021 Form 10-K	82

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Long-Term Debt

Our Long-term debt is classified as a Level 2 instrument. The carrying amount of the term loan facility approximates fair value given the underlying interest rate applied to such amounts outstanding is currently reset to the prevailing monthly market rate. See Note 7 - Long-Term Debt and Other Borrowings, Net.

15. DERIVATIVES

We are exposed to the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.

In December of 2021, we executed foreign currency exchange rate forward contracts in currency pairs for EUR, AUD, NZD versus USD. These foreign currency forward agreements related to foreign currency balance sheet exposure resulting from intercompany loans and provide economic hedges but were not designated as hedges for accounting purposes. The terms of these forward contracts are approximately one month and are expected to be settled in cash upon maturity.

In 2019, we executed interest rate swaps that were designated as cash flow hedges to manage interest rate risk on our floating rate debt. These interest rate swap contracts adjusted the amount of our total debt that is subject to variable interest rates by effectively fixing the borrowing rates on a portion of our floating rate debt discussed in Note 7 - Long-Term Debt and Other Borrowings, Net. These agreements matured on July 31, 2021.

Our interest rate swap agreements exchanged payment streams based on the notional principal amount. These agreements fixed our interest rates ranging from 1.63% to 1.70% plus the applicable margin as provided in our debt agreement on an amount of our debt principal equal to the then-outstanding swap notional amount. On the interest rate swap inception dates, we designated the swaps as a hedge of the variability in cash flows to be paid on our variable rate borrowings.

The following table discloses the notional amounts and fair value of our derivative instruments included in other current liabilities or other liabilities on our consolidated balance sheets:

	December 31, 2021		December 31, 2020
(In millions)	Notional Amount	Liability	Notional Amount	Liability
Non-Designated Hedging Instruments
Foreign currency exchange rate forward contracts	$56	$—	$—	$—

Designated Cash Flow Hedging Instruments
Interest rate swap contracts	—	—	500	5
Total contracts	$56	$—	$500	$5

The following table discloses the effect of our derivative instruments on our consolidated statements of operations:

		Years Ended
(In millions)	Location	December 31, 2021	December 31, 2020	December 31, 2019
Interest rate swap contracts	Interest (income) expense	$5	$5	$1

Covetrus, Inc. 2021 Form 10-K	83

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive income (loss), net of applicable taxes, by component:

(In millions)	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance as of December 29, 2018	$—	$(82)	$(82)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	(1)	(4)	(5)
Reclassified from Accumulated other comprehensive loss to earnings	1	—	1
Period Change	—	(4)	(4)
Balance as of December 31, 2019	—	(86)	(86)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	(8)	21	13
Reclassified from Accumulated other comprehensive loss to earnings	5	2	7
Period Change	(3)	23	20
Balance as of December 31, 2020	(3)	(63)	(66)
Other comprehensive income (loss) attributable to Covetrus before reclassifications	(2)	(16)	(18)
Reclassified from Accumulated other comprehensive loss to earnings	5	—	5
Period Change	3	(16)	(13)
Balance as of December 31, 2021	$—	$(79)	$(79)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity. We recognize foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. Fluctuations in the value of foreign currencies as compared to USD may have a significant impact on comprehensive income (loss). The tax effect on the components comprehensive income (loss) were not material for the periods presented.

17. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for net (loss) earnings per share:

(In millions, except per share data)	December 31, 2021	December 31, 2020	December 31, 2019
Numerator:
Net income (loss) attributable to Covetrus	$(54)	$(19)	$(980)

Adjustment for:
Dividends declared on Series A preferred stock	—	(7)	—
Net income (loss) available to common shareholders	$(54)	$(26)	$(980)

Denominator:
Basic
Weighted-average common shares outstanding	137	118	107
Diluted
Effect of dilutive shares	—	—	—
Weighted-average common shares outstanding	137	118	107

Earnings (loss) per share:
Basic - EPS	$(0.39)	$(0.22)	$(9.14)
Diluted - EPS	$(0.39)	$(0.22)	$(9.14)

Potentially dilutive securities (a)	5	6	6
(a) Potentially dilutive securities include stock options, RSUs, RSAs, PSUs, ESPP, and the Series A Preferred Stock (until converted) which are excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect

Covetrus, Inc. 2021 Form 10-K	84

COVETRUS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

18. RELATED-PARTY TRANSACTIONS

Upon closing the transaction with Distrivet, S.A., Distrivet, our equity method investee, became a related party. See Note 5 - Divestitures and Equity Method Investments). During the year ended December 31, 2021 and 2020, we provided management services and corporate branding to Distrivet under our agreement, and we provided goods to Distrivet. During the year ended December 31, 2021, product sales to Distrivet were $1 million. For the year ended December 31, 2020 these services and product sales were not material.

As of December 31, 2021, CD&R beneficially owns 24.40%, or approximately 33.7 million shares of our outstanding common stock and are deemed a related party. As part of the terms of the Investment Agreement, CD&R had the right to designate two members to our Board of Directors, which resulted in increasing the number of directors serving on the board. CD&R's current designees on our Board of Directors are Ravi Sachdev (investor board member) and Sandra E. Peterson (advisor board member). CD&R’s right to representation on our board is directly related to their level of share ownership. Should CD&R's beneficial ownership decrease below 50% of its ownership as of May 19, 2020 or below approximately 16.8 million shares, then its right to designate an advisor board member terminates. Should CD&R's beneficial ownership decrease below 25% of its ownership as of May 19, 2020 or below approximately 8.4 million shares, then its right to designate an investor board member is also terminated.

19. REDEEMABLE NON-CONTROLLING INTERESTS

The following table presents the components of change and balances of redeemable non-controlling interests within the consolidated balance sheets as of:

(In millions)	December 31, 2021	December 31, 2020	December 31, 2019
Balance at beginning of period	$36	$10	$92
Decrease due to redemptions	(13)	(4)	(74)
Increase due to business acquisitions (a)	—	24	—
Net income (loss) attributable to redeemable non-controlling interests	—	2	(3)
Dividends declared	(2)	—	—
Effect of foreign currency translation (gain) loss attributable to redeemable non-controlling interests	—	(2)	1
Change in redemption value	2	6	(6)
Balance at end of period	$23	$36	$10
(a) See Note 4 - Business Acquisitions

Covetrus, Inc. 2021 Form 10-K	85

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None

Item 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, as of the end of the period covered by this report, we carried out an evaluation under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily applies its judgment in evaluating and implementing possible controls and procedures. Based upon that evaluation, the CEO and CFO concluded that, as of the end of the period covered by this Report, our disclosure controls and procedures were effective. Management reviewed the results of its assessment with our Audit Committee. The attestation report concerning the effectiveness of our internal control over financial reporting as of December 31, 2021issued by BDO USA LLP, an independent registered public accounting firm, appears in Item 8 of this Annual Report on Form 10-K.

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our internal control over financial reporting at December 31, 2021. Based on this evaluation, the CEO and CFO concluded that as of that date, our internal control over financial reporting was effective, at a reasonable assurance level.

Remediation of Material Weakness

As previously disclosed in our Form 10-K for the year ended December 31, 2020, management identified deficiencies in our internal control over financial reporting which related to the following (i) accounting for income taxes, and (ii) deferred tax asset calculation errors and determined that the impact of these deficiencies resulted in a material weakness. This material weakness stemmed from issues associated with the transition to expanded in-house tax capabilities and utilization of new tax consultants. As a result of these issues, our controls to review and analyze our income tax provision and deferred income tax balances were not effective.

We remediated this material weakness by implementing the following:

•Enhanced the capabilities of the tax accounting team, including the hiring of a new Vice President of Tax
•Enhanced policies, procedures, and controls relating to significant judgments impacting our income tax accounts
•Increased management oversight of the calculation and reporting of certain tax balances of our global operations, including deferred income tax balances and the income tax provision

Covetrus, Inc. 2021 Form 10-K	86

•Increased communication to information providers for tax jurisdiction specific information and
•Strengthened communication and information flows between the tax department and the finance groups

We have assessed the impact of these remediation efforts and have concluded that our previously identified material weakness has been remediated as of December 31, 2021 and our internal controls over financial reporting are operating effectively.

Changes in Internal Control over Financial Reporting

Other than the remediation of the material weakness discussed above, there were no changes to our internal control over financial reporting during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B.    Other Information

Not applicable

Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10.     Directors, Executive Officers, and Corporate Governance

The information required by this item of Form 10-K is incorporated by reference to our definitive proxy statement (which will be filed with the SEC pursuant to Regulation 14A under the Exchange Act) relating to our 2022 Annual Meeting of Shareholders (our 2022 Proxy Statement).

Item 11.     Executive Compensation

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 13.     Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Item 14.     Principal Accountant Fees and Services

The information required by this item is incorporated by reference to our 2022 Proxy Statement.

Covetrus, Inc. 2021 Form 10-K	87

PART IV
Item 15.     Exhibits and Financial Statement Schedules

		Page
(a) (1)	Financial Statements: See “Index to Consolidated Financial Statements”	48
(a) (2)	Financial Statement Schedules: None

	We have omitted schedules for which provision is made in the applicable accounting regulations of the SEC because they are not required under the related instructions, or they do not apply.

(a) (3)	Exhibits:

Exhibit Number	Exhibit Description	Form	Date	No.

2.1	Contribution and Distribution Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.1

2.2	Agreement and Plan of Merger, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.2

2.3	Letter Agreement, Amendment No. 1 to Contribution and Distribution Agreement and Amendment No. 1 to Agreement and Plan of Merger, dated as of September 14, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.3

2.4	Letter Agreement and Amendment No. 2 to Contribution and Distribution Agreement, dated as of November 30, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.4

2.5	Letter Agreement, Amendment No. 3 to Contribution and Distribution Agreement and Amendment No. 2 to Agreement and Plan of Merger, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc., HS Merger Sub, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4	12/26/2018	2.5

2.6	Letter Agreement and Amendment No. 4 to Contribution and Distribution Agreement, dated as of January 15, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Direct Vet Marketing, Inc. and Shareholder Representative Services LLC	S-4/A	1/15/2019	2.6

3.1	Second Amended and Restated Certificate of Incorporation of Covetrus, Inc.	10-Q	5/6/2021	3.1

3.2	Amended and Restated Bylaws of Covetrus, Inc.	S-4/A	1/8/2019	3.5

3.3	Certificate of Designations Classifying Series A Convertible Preferred Stock	8-K	5/19/2020	3.1

4.1	Specimen Common Stock Certificate	S-4/A	1/8/2019	4.1

4.2*	Description of the Registrant’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Credit Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time party thereto	8-K	2/7/2019	10.1

10.2	Guarantee and Collateral Agreement, dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC and JP Morgan Chase Bank, N.A.	8-K	2/7/2019	10.2

10.3	Employee Matters Agreement, dated as of April 20, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.1

10.4	Transition Services Agreement, dated as of February 7, 2019, by and between Henry Schein, Inc. and HS Spinco, Inc.	8-K	2/7/2019	10.4

10.5	Letter Agreement to Transition Services Agreement, dated as of February 7, 2019, by and between Covetrus, Inc. and Henry Schein, Inc.	8-K	2/7/2019	10.5

Covetrus, Inc. 2021 Form 10-K	88

Exhibit Number	Exhibit Description	Form	Date	No.
10.6	Tax Matters Agreement, dated as of January 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc. and Direct Vet Marketing, Inc.	S-4/A	1/8/2019	10.3

10.7	Escrow Agreement, dated as of February 7, 2019, by and among Henry Schein, Inc., HS Spinco, Inc., Shareholder Representative Services LLC and Continental Stock Transfer & Trust Company	8-K	2/7/2019	10.3

10.8†	Form of Indemnification Agreement between HS Spinco, Inc. and each of its directors and executive officers	S-4	12/26/2018	10.5

10.9†	Direct Vet Marketing, Inc. 2010 Stock Incentive Plan	S-4	12/26/2018	10.6

10.10†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated June 30, 2017	S-4	12/26/2018	10.7

10.11†	Amendment to Direct Vet Marketing, Inc. 2010 Stock Incentive Plan dated December 6, 2017	S-4	12/26/2018	10.8

10.12†	Covetrus 2019 Omnibus Incentive Compensation Plan, and forms of agreement thereunder	S-4	12/26/2018	10.9

10.13†	Covetrus Employee Stock Purchase Plan	S-4	12/26/2018	10.10

10.14†	Covetrus Annual Incentive Plan	S-4/A	1/8/2019	10.11

10.15†	Amended and Restated Employment Agreement, effective as of May 4, 2021, by and between the Company and Michael Ellis	10-Q	5/6/2021	10.1

10.16†	Amended Transformation Performance Stock Unit Agreement	10-Q	5/6/2021	10.2

10.17†	2021 Performance Stock Unit Agreement	10-Q	5/6/2021	10.3

10.18†	2021 Performance Stock Unit Agreement for Non-U.S. Participants	10-Q	5/6/2021	10.4

10.19†	Employment Agreement, dated as of February 7, 2019, by and between HS Spinco, Inc. and Georgina Wraight	8-K	2/7/2019	10.12

10.20	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.16

10.21	Lease Agreement, dated as of August 20, 2018, by and between 86 Newbury Street LLC and VFC Pharmacy #101, LLC	S-4	12/26/2018	10.17

10.22	Lease Agreement, dated as of June 22, 2018, by and between Northgate Office, LLC and Direct Vet Marketing, Inc.	S-4	12/26/2018	10.18

10.23	Stock Subscription and Purchase Agreement, dated as of December 25, 2018, by and among Henry Schein, Inc., HS Spinco, Inc. and the purchasers party thereto	S-4	12/26/2018	10.19

10.24	Registration Rights Agreement, dated as of December 25, 2018, by and among HS Spinco, Inc. and the other parties thereto	S-4	12/26/2018	10.20

10.25†	Non-Employee Director Compensation Policy of Covetrus, Inc.	8-K	3/5/2019	10.7

10.26†	Employment Agreement, dated as of March 30, 2020, by and between Covetrus, Inc. and Benjamin Wolin	8-K	3/24/2020	10.1

10.27†	Amended and Restated Employment Agreement, effective as of November 9, 2020, by and between the Company and Dustin Finer	10-Q	11/10/2020	10.1

10.28†	Employment Agreement, effective as of June 1, 2020, by and between the Company and Matthew Foulston	8-K/A	6/30/2020	10.1

10.29†	Form of Performance Stock Unit Agreement	8-K	1/21/2020	10.1

10.30†	Form of Performance Stock Unit Agreement for Non-U.S. Participants	8-K	1/21/2020	10.2

10.31	First Amendment, dated as of February 27, 2020, to the Credit Agreement dated as of February 7, 2019, by and among Vet Intermediate Holdco II, LLC, JP Morgan Chase Bank, N.A., and the several banks and other financial institutions from time to time	10-K	3/3/2020	10.31

Covetrus, Inc. 2021 Form 10-K	89

Exhibit Number	Exhibit Description	Form	Date	No.

10.32†	Separation and Release Agreement, effective as of February 13, 2020, by and between the Company and David Christopher Dollar	8-K/A	2/2/2020	10.1

10.33	Investment Agreement, dated as of April 30, 2020, between Covetrus, Inc. and CD&R VFC Holdings, L.P.	8-K	5/1/2020	10.1

10.34	Registration Rights Agreement, dated as of May 19, 2020, by and between Covetrus, Inc. and CD&R VFC, L.P.	8-K	5/19/2020	10.1

21.1*	Subsidiaries of the Registrant

23.1*	Consent of BDO USA, LLP, Independent Registered Public Accounting Firm

31.1*	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

31.2*	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File - the cover page XBRL tags are embedded within the Inline XBRL document.

*            Filed herewith
**          Furnished and not filed herewith
†            Indicates management contract or compensatory plan

Item 16.     Form 10-K Summary

None

Covetrus, Inc. 2021 Form 10-K	90

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COVETRUS, INC.
Date: February 28, 2022	By:	/s/ Benjamin Wolin
Benjamin Wolin President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Benjamin Wolin	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2022
Benjamin Wolin

/s/ Matthew Foulston	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 28, 2022
Matthew Foulston

/s/ Andrew B. Coxhead	Vice President, Corporate Controller and Chief Accounting Officer (Principal Accounting Officer)	February 28, 2022
Andrew B. Coxhead

/s/ Philip A. Laskawy	Chairman of the Board and Director	February 28, 2022
Philip A. Laskawy

/s/ Paul R. Fonteyne	Director	February 28, 2022
Paul R. Fonteyne

/s/ Deborah G. Ellinger	Director	February 28, 2022
Deborah G. Ellinger

/s/ Sandra L. Helton	Director	February 28, 2022
Sandra L. Helton

/s/ Mark J. Manoff	Director	February 28, 2022
Mark J. Manoff

/s/ Edward M. McNamara	Director	February 28, 2022
Edward M. McNamara

/s/ Steven Paladino	Director	February 28, 2022
Steven Paladino

/s/ Sandra E. Peterson	Director	February 28, 2022
Sandra E. Peterson

/s/ Ravi Sachdev	Director	February 28, 2022
Ravi Sachdev

/s/ Sharon Wienbar	Director	February 28, 2022
Sharon Wienbar

Covetrus, Inc. 2021 Form 10-K	91