Form 10-Q
period 2022-03-31
COVETRUS, INC.
filed 2022-05-05
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2022
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

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had 139,405,751 shares of common stock outstanding as of April 29, 2022.

Covetrus, Inc. 2022 Q1 Form 10-Q	2

Glossary of Defined Terms and Abbreviations used in our Form 10-Q

Adjusted EBITDA*
Adjusted EBITDA is the segment measure of profit or loss reported to the CODM. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, capital structure-related fees, other impairments, the proportionate share of the adjustments of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, and other income and expense items, net. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280

Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Clients of our Customers
APAC	Asia Pacific
AppointMaster*	AppointMaster, LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B/(W)	Better/(Worse)
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
COVID-19	Novel Coronavirus Disease 2019
Credit Facilities*
On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement, comprised of $1.2 billion term loan facility and $300 million revolving line of credit, with a group of lenders for a five-year term

Customers*	Veterinarians and animal-health practitioners
Defendants*	The Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer, collectively
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings (loss) per common share
EUR	Currency of the European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021
Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
Great Pet	We acquired 100% of Metamorphosis Partners, LLC ("Meta") on March 8, 2022. Included in Meta's portfolio of assets is Great Pet Care, a leading resource destination and content engagement platform that is used to strengthen the relationship between pet parents and their pet’s health providers
LIBOR	London Interbank Offered Rate
MD&A	Management's Discussion and Analysis of Financial Condition and Results of Operations
Next2Vet AB*	A veterinary distributor specializing in consumables, instruments, and medical equipment
NM	Not Meaningful
PSU	Performance Stock Unit
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
TSA	Transition Service Agreements
U.K.	United Kingdom
U.S.	United States
USD	U.S. Dollar
VCP*	Veterinary Care Plans
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language
*Defined term or abbreviation is specific to Covetrus

Covetrus, Inc. 2022 Q1 Form 10-Q	3

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$117	$183
Accounts receivable, net of allowance of $4 and $4	538	480
Inventories, net	630	583
Other receivables	89	75
Prepaid expenses and other	43	30
Total current assets	1,417	1,351
Non-current assets:
Property and equipment, net of accumulated depreciation of $142 and $135	147	144
Operating lease right-of-use assets, net	138	137
Goodwill	1,267	1,247
Other intangibles, net of accumulated amortization of $479 and $451	414	439
Investments	48	49
Other non-current assets	39	43
Total assets	$3,470	$3,410
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$507	$442
Current maturities of long-term debt and other borrowings	52	32
Accrued payroll and related liabilities	52	63
Accrued taxes	19	24
Accrued expenses and other current liabilities	132	137
Total current liabilities	762	698
Non-current liabilities:
Long-term debt and other borrowings, net	995	1,014
Deferred income taxes	12	13
Other liabilities	151	151
Total liabilities	1,920	1,876
Commitments and contingencies (Note 5)
Mezzanine equity:
Redeemable non-controlling interests	22	23
Shareholders' equity:
Common stock	1	1
Accumulated other comprehensive loss (Note 8)	(81)	(79)
Additional paid-in capital	2,691	2,670
Accumulated deficit	(1,083)	(1,081)
Total shareholders’ equity	1,528	1,511
Total liabilities, mezzanine equity, and shareholders’ equity	$3,470	$3,410
Common shares authorized, par value of $0.01	675,000,000	675,000,000
Common shares issued and outstanding	139,143,360	138,011,969
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	4

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales (Note 3)	$1,148	$1,102
Cost of sales	923	892
Gross profit	225	210
Operating expenses:
Selling, general and administrative	219	213
Operating income (loss)	6	(3)
Other income (expense):
Interest expense, net	(7)	(9)
Other, net	2	—
Income (loss) before taxes	1	(12)
Income tax benefit (expense)	(3)	(4)
Net income (loss)	(2)	(16)
Net (income) loss attributable to non-controlling interests	—	—
Net income (loss) attributable to Covetrus	$(2)	$(16)

Earnings (loss) per share: (Note 4)
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)
Weighted-average common shares outstanding:
Basic	138	136
Diluted	138	136
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	5

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Net income (loss)	$(2)	$(16)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(2)	(11)
Gain (loss) on derivative instruments	—	2
Total other comprehensive income (loss)	(2)	(9)
Comprehensive income (loss)	(4)	(25)
Comprehensive (income) loss attributable to non-controlling interests:
Net (income) loss	—	—
Foreign currency translation (gain) loss	—	(1)
Comprehensive (income) loss attributable to non-controlling interests	—	(1)
Comprehensive income (loss) attributable to Covetrus	$(4)	$(26)
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	6

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2021	138,011,969	$1	$(79)	$2,670	$(1,081)	$1,511
Net income (loss) attributable to Covetrus	—	—	—	—	(2)	(2)
Issuance of shares in connection with acquisitions	573,365	—	—	10	—	10
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	558,026	—	—	(2)	—	(2)
Share-based compensation	—	—	—	13	—	13
Other comprehensive income (loss)	—	—	(2)	—	—	(2)
Balance at March 31, 2022	139,143,360	$1	$(81)	$2,691	$(1,083)	$1,528

	Three Months Ended March 31, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(16)	(16)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	324,072	—	—	(3)	—	(3)
Share-based compensation	—	—	—	11	—	11
Other comprehensive income (loss)	—	—	(9)	—	—	(9)
Balance at March 31, 2021	136,342,036	$1	$(75)	$2,637	$(1,043)	$1,520
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	7

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(2)	$(16)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	40	43
Amortization of right-of-use assets	8	3
Share-based compensation expense	13	11
Benefit for deferred income taxes	1	(3)
Amortization of debt issuance costs	1	1
Other	—	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(57)	(18)
Inventories, net	(44)	(33)
Other assets and liabilities	(43)	(49)
Accounts payable and accrued expenses	50	1
Net cash provided by (used for) operating activities	(33)	(57)
Cash flows from investing activities:
Investments in property, equipment, and software	(11)	(15)
Payments related to equity investments and business acquisitions, net of cash acquired	(18)	—
Net cash provided by (used for) investing activities	(29)	(15)
Cash flows from financing activities:
Proceeds from revolving line of credit	112	—
Repayment of revolving line of credit	(112)	—
Proceeds from share-based awards	2	1
Tax payments related to share-based awards	(4)	(3)
Payments related to the buy-out of non-controlling interests in subsidiaries of Covetrus	(3)	(1)
Net cash provided by (used for) financing activities	(5)	(3)
Effect of exchange rate changes on cash and cash equivalents	1	(4)
Net change in cash and cash equivalents	(66)	(79)
Cash and cash equivalents, beginning of period	183	290
Cash and cash equivalents, end of period	$117	$211

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$7	$3
Common stock issued in business acquisition	$10	$—
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	8

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022, have been prepared in accordance with applicable rules and regulations of the SEC for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

In our opinion, the accompanying unaudited condensed consolidated financial statements reflect all recurring adjustments and transactions necessary for a fair statement of our financial position, results of operations, and cash flows for the interim periods presented. Such operating results are not necessarily indicative of annual or future results. These unaudited condensed consolidated financial statements and notes should be read in conjunction with the Form 10-K filed with the SEC on February 28, 2022.

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

Accounting Pronouncements

•ASU 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting,” provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting for contracts, hedging relationships, and other transactions that reference LIBOR. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. Our debt agreements that utilize LIBOR have not yet discontinued the use of LIBOR and, therefore, this ASU is not yet effective for us. The banking syndicate associated with our Credit Facilities ceased using the 1-week and 2-month USD LIBOR at the end of 2021, and the other USD Tenors will cease June 30, 2023. We will continue to monitor, and, to the extent our Credit Facilities require amendment to reflect a replacement rate prior to December 31, 2022, we will evaluate the benefits of adopting this ASU.

2. SEGMENT DATA

We are organized based upon geographic region and focus on delivering our platform of products and services to our customers on a geographical basis which reflect how the CODM reviews financial information and makes operating decisions. Our three reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) prescription management, and (iii) software services. See Note 3 - Revenue from Contracts with Customers for our third-party, net revenue disaggregated by major product category and reportable segment. We do not allocate expenses managed at the corporate level to our segments, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses. All intersegment balances and transactions have been eliminated in consolidation.

Covetrus, Inc. 2022 Q1 Form 10-Q	9

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

The following table reflects net sales based on geographic location:

(In millions)	Three Months Ended
Net Sales	March 31, 2022	March 31, 2021
North America	$696	$635
Europe	344	361
APAC & Emerging Markets	112	112
Eliminations	(4)	(6)
Total net sales	$1,148	$1,102

The following tables reflect adjusted EBITDA by geographic location and a reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA:

(In millions)	Three Months Ended
Adjusted EBITDA	March 31, 2022	March 31, 2021
North America	$57	$52
Europe	18	21
APAC & Emerging Markets	10	10
Corporate	(22)	(26)
Eliminations	—	—
Total Adjusted EBITDA	$63	$57

	Three Months Ended
(In millions)	March 31, 2022	March 31, 2021
Reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA
Net income (loss) attributable to Covetrus	$(2)	$(16)
Plus: Depreciation and amortization	40	43
Plus: Interest expense, net	7	9
Less: Income tax (benefit) expense	3	4
Earnings (loss) before interest, taxes, depreciation, and amortization	48	40
Plus: Share-based compensation	13	11
Plus: Strategic consulting	—	2
Plus: Transaction costs	1	1
Plus: Formation of Covetrus	—	2
Plus: Equity method investments and non-consolidated affiliates	1	1
Plus: Other impairments	—	1
Plus: Other items, net	—	(1)
Non-GAAP Adjusted EBITDA	$63	$57

Below is a listing of adjustments to EBITDA included in the reconciliation above:

Share-based compensation - Share-based compensation is a non-cash expense.

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

Covetrus, Inc. 2022 Q1 Form 10-Q	10

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

Other impairments - Includes customer relationships intangible impairments as the asset groups were not recoverable due a significant reduction in cash flows.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below present our net revenue disaggregated by major product category and reportable segment. Effective for the first quarter of 2022, we are presenting our disaggregation of net revenue on a third-party basis, excluding intersegment sales. See Note 2 - Segment Data, for net revenue generated by our reportable segments, including inter-segment revenues, with eliminations shown as a separate column prior to consolidation.

	Three Months Ended March 31, 2022
	Supply Chain Services	Prescription Management	Software Services	Total
North America	$537	$140	$19	$696
Europe	337	—	3	340
APAC & Emerging Markets	109	—	3	112
Total third-party net sales	$983	$140	$25	$1,148

	Three Months Ended March 31, 2021
	Supply Chain Services	Prescription Management	Software Services	Total
North America	$503	$112	$20	$635
Europe	352	—	3	355
APAC & Emerging Markets	109	—	3	112
Total third-party net sales	$964	$112	$26	$1,102

Contract Assets and Contract Liabilities

Contract asset balances as of March 31, 2022 and December 31, 2021 were not material. There have been no material changes in our current portion of contract liabilities since the end of fiscal year 2021, and the amounts related to non-current contract liabilities were not material as of March 31, 2022 and December 31, 2021. See Note 1 - Business Overview and Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of our Form 10-K.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of March 31, 2022 were not material.

Covetrus, Inc. 2022 Q1 Form 10-Q	11

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

4. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for earnings (loss) per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(2)	$(16)

Denominator:
Basic
Weighted-average common shares outstanding	138	136
Diluted
Effect of dilutive shares	—	—
Weighted-average common shares outstanding	138	136

Earnings (loss) per share:
Basic	$(0.02)	$(0.11)
Diluted	$(0.02)	$(0.11)

Potentially dilutive securities (a)	5	6

(a) Potentially dilutive securities include stock options, RSUs, RSAs, and PSUs which are excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect

5. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which may take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material loss contingencies were accrued as of March 31, 2022.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers' Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Defendants. The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. On August 3, 2021, the Court issued an order granting in part and denying in part Defendants’ motions to dismiss. In particular, the Court dismissed, with prejudice, all claims asserted against our Former Chief Financial Officer, a director, and our Former Parent, as well as certain claims based on alleged misrepresentations attributed to the Company and our Former Chief Executive Officer. The Company has reached a settlement with plaintiffs in the City of Hollywood (Florida) Police Officers' Retirement System putative securities class action lawsuit, filed in the United States District Court for the Eastern District of New York on September 30,2019. The settlement, which must be approved by the Court, provides for a fully insured payment to the plaintiff’s, in full satisfaction and release of all claims arising out of the lawsuit. The Company is responsible for certain defense costs and expenses which are accounted for in the current period.

Purchase Obligations

We are party to an exclusive supply agreement with an unconditional commitment to purchase certain products within the U.S. market until 2025. As of March 31, 2022, there have been no material changes in our purchase obligations since fiscal year end 2021. See Note 8 - Commitments and Contingencies of our Form 10-K.

Covetrus, Inc. 2022 Q1 Form 10-Q	12

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

6. DERIVATIVES AND FAIR VALUE DISCLOSURES

We are exposed to the impact of changes in foreign currency exchange rates and interest rates in the normal course of business. Our financial risk management program is designed to manage the exposure arising from this cash flow risk and uses derivative financial instruments to minimize this risk. We do not enter into derivative financial instruments for trading or speculative purposes.

Assets and Liabilities that are non-designated hedging instruments

Foreign currency exchange rate forward contracts

From time to time, we enter into non-designated foreign currency exchange rate forward contracts to manage foreign currency balance sheet exposure risk. These forward agreements are related to foreign currency balance sheet exposure resulting from intercompany loans and provide economic hedges but were not designated as hedges for accounting purposes. The terms of these forward contracts are approximately one month and are expected to be settled in cash upon maturity. The following table presents the notional amounts and fair value of our derivative instruments included in accrued expenses and other current liabilities on our condensed consolidated balance sheets:

	March 31, 2022		December 31, 2021
(In millions)	Notional Amount	Liability	Notional Amount	Liability
Non-Designated Hedging Instruments
Foreign currency exchange rate forward contracts	$70	$1	$56	$—
Total contracts	$70	$1	$56	$—
The estimated fair value of our forward contracts is based on month-end spot rates adjusted by market-based current activity and are classified as level 2 instruments. The changes in the fair values of these foreign currency forward exchange contracts and the underlying hedged exposures are generally offsetting and recorded immediately in other, net on the condensed consolidated statement of operations. The loss recognized from our forward contracts for the three months ended March 31, 2022 was not material.
There were no changes in valuation approaches or techniques during the three months ended March 31, 2022. See Note 14 - Fair Value in our Form 10-K for a description of our valuation techniques.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Other than our foreign currency contracts there were no additional assets and liabilities measured on a recurring basis as of March 31, 2022 and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis. These assets and liabilities are recognized at amounts equal to the fair value determined at the date of acquisition or purchase. We do not periodically adjust carrying value to fair value for these assets or liabilities; rather, the carrying value of the asset is reduced to its fair value when there is evidence of impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the three months ended March 31, 2022.

Covetrus, Inc. 2022 Q1 Form 10-Q	13

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Assets and Liabilities Not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivables, other receivables, accounts payable, and accrued expenses approximate their fair value due to the short maturity of those instruments.

Long-term Debt

Our long-term debt is classified as a level 2 instrument. The carrying amount of the term loan approximates fair value given the underlying interest rate applied to such amounts outstanding is currently reset to the prevailing monthly market rate.

7. BUSINESS ACQUISITIONS

Great Pet Care

On March 8, 2022, we acquired 100% interest in Great Pet Care, for an aggregate contractual purchase price of $24 million, consisting of $14 million in cash and $10 million in common stock. We have accounted for $1.5 million of the common stock consideration as deferred compensation for continuing employees. Of the aggregate purchase price, $19 million was allocated to goodwill, which is not tax deductible. This acquisition advances our strategy to accelerate the unification of our consumer-oriented solutions, including prescription management, currently within North America, into one tool that empowers Customers and delivers a holistic health experience for Animal-Owners. The results of operations have been included in our North American segment since the acquisition date.

Other

On January 4, 2022, we acquired the remaining 90% interest in Next2Vet AB that we did not own for an aggregate purchase price of $4 million.

Both Great Pet Care and Next2Vet are immaterial individually and in the aggregate to our condensed consolidated financial statements. All related acquisition expenses incurred were not material.

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive loss, net of applicable taxes, by component:

Three Months Ended March 31, 2022	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2021	$—	$(79)	$(79)
Other comprehensive loss before reclassifications	—	(2)	(2)
Reclassified from Accumulated other comprehensive loss to earnings	—	—	—
Period Change	—	(2)	(2)
Balance at March 31, 2022	$—	$(81)	$(81)

Three Months Ended March 31, 2021
Balance at December 31, 2020	$(3)	$(63)	$(66)
Other comprehensive loss before reclassifications	—	(11)	(11)
Reclassified from Accumulated other comprehensive loss to earnings	2	—	2
Period Change	2	(11)	(9)
Balance at March 31, 2021	$(1)	$(74)	$(75)

Covetrus, Inc. 2022 Q1 Form 10-Q	14

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

Covetrus, Inc. 2022 Q1 Form 10-Q	15

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Form 10-Q, and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” “future,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the potential for political, social, or economic unrest, terrorism, hostilities or war, including war between Russia and Ukraine and the potential impact of financial and economic sanctions on the regional and global economy
•the impact of inflationary effects on the company
•the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto, including compliance with prolonged measures to contain the spread of COVID-19, which may impact our ability to continue operations at our distribution centers and pharmacies
•the ability to achieve performance targets, including managing our growth effectively
•the ability to launch new products
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
•the impact of accounting pronouncements, seasonality of our business, leases, expenses, interest expense, and debt
•sufficiency of cash and access to liquidity
•cybersecurity risks, including risk associated with our dependence on third-party service providers as a large portion of our workforce is working from home
•additional risks and factors discussed under the heading Risk Factors in this Report, in our Form 10-K filed on February 28, 2022, and in our other SEC filings

Our forward-looking statements are based on current beliefs and expectations of our management team and, except as required by law, we undertake no obligations to make any revisions to the forward-looking statements contained in this Report or to update them to reflect events or circumstances occurring after the date of this Report, whether as a result of new information, future developments, or otherwise.
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
We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

Covetrus, Inc. 2022 Q1 Form 10-Q	16

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our consolidated financial statements and the related notes and other financial information included in our Form 10-K.

Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values and certain tables may not foot or cross-foot.

Overview

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. Our mission is to provide the best products, services, and technology to veterinarians and animal-health practitioners across the globe, so they can deliver exceptional care to their patients when and where it is needed.

We are currently in the third year of our three-year strategic roadmap to drive long-term value creation:
•2020 - Streamline - Focus our business
•2021 - Synchronize - Harmonize our capabilities
•2022 - Accelerate - Expand our offering
See Item 1. Business - Our Strategy in our Form 10-K for more information on our three-year strategy and our synchronization priorities for 2022.
Segments
We are organized based upon geographic region and focus on delivering our platform of products and services to our Customers on a geographical basis. Our reportable segments are (i) North America, (ii) Europe, and (iii) APAC & Emerging Markets. Our major product groups that we disaggregate within our reportable segments are (i) supply chain services, (ii) prescription management, and (iii) software services. See Note 2 - Segment Data and Note 3 - Revenue from Contracts with Customers.

North America Segment: Has the most expansive collection of products, services, and technologies for our Customers and Animal-Owners. In broad categories, we offer supply chain services, prescription management, and software services. Prescription management includes our prescription management platform, compounding services, and Great Pet Care.

Europe Segment: We offer supply chain services and software services to our Customers and Animal-Owners.

APAC and Emerging Markets Segment: We offer supply chain services and software services to our Customers and Animal-Owners.
Across our segments and major product groups, the willingness of Animal Owners to spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for their pets. Across the companion animal, equine, and large animal markets, we anticipate that for us to succeed on our strategic roadmap, we should prioritize value creation with our Customers so that we can seek to strengthen the relationship between Customers and Animal Owners as well as enable our Customers to provide proactive healthcare options to Animal Owners.

Key Factors and Trends Affecting our Results

Total Company
COVID-19 - end market commentary related to COVID

During the COVID-19 pandemic, all of our distribution centers and pharmacies have remained open as veterinary medicine has been deemed an essential service in most geographies across the globe. The required responses to mitigate the spread of COVID-19 shifted Customer and Animal-Owner demand to our prescription management and online pharmacy services. We adhere to the regulations and guidelines instituted by local authorities in our area of operations and make judgments with the best available information at the time. We are continuing to actively monitor how COVID-19 and related variants are impacting our business operation and the industry and may take further actions to alter our business operations in the best interests of our employees, Customers, partners, suppliers, and other stakeholders, or as required by federal, state, or local authorities.

Covetrus, Inc. 2022 Q1 Form 10-Q	17

Revenue Growth

The net sales growth for the three months ended March 31, 2022 reflects the continued strength of the companion-animal market, albeit growth rates are starting to normalize following two years of incremental growth fueled by the COVID-19 pandemic, our improved sales execution which was furthered by our commercial organization realignment within our North America segment from late 2020 into 2021, and continued growth in usage of prescription management and online pharmacy services by Customers and Animal Owners. Our prescription management and online pharmacy service are currently available in our North America segment. We believe the retention of Customers and their Animal-Owner clients brought to us during the COVID-19 pandemic in 2020 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving greater utilization of our online pharmacy services could lead to long-term net sales growth.

Seasonality

Our quarterly sales and operating results have varied from period to period in the past and will likely continue to do so in the future. In the companion-animal market, sales of parasite protection products have historically tended to be stronger during the spring and summer months, primarily due to an increase in vector-borne diseases during that time.

Buying patterns can also be affected by manufacturers’ and distributors’ marketing programs or price increase announcements, which can cause veterinarians to purchase animal-health products earlier than when those products are needed. This kind of early purchasing may reduce our sales in the quarters these purchases would have otherwise been made.

The sales of animal health products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns, which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future although the increasing effects of climate change around the world may affect both the timing and magnitude of these seasonal impacts.

Cost Inflation and Labor Availability

We are also closely tracking macroeconomic factors, including rising inflation, that is increasing costs for our operations, which our expense management practices may or may not be able to offset. For example, costs have risen related to elevated labor turnover beginning in the spring of 2021, worker shortages and increased competition for a diminished labor pool, employee retention programs, global supply chain disruptions, and transportation rate and fuel cost increases. We also expect indirect effects of inflation to impact our business, for example, inflation and fuel costs resulting in increased travel expenses, beyond volume- related increases in travel in 2022, as COVID-19 restrictions continue to be lifted across many of the geographies where we have operations. We expect cost inflation and transportation costs to remain elevated throughout the rest of fiscal 2022. As our estimates of inflation for fiscal 2022 continue to change, it is impractical to quantify the impact at this time.

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

Our supplier relationships are concentrated with five suppliers accounting for approximately 50% and 48% of our purchases for the three months ended March 31, 2022 and year ended December 31, 2021, respectively. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. Our ability to exercise influence over the terms with these suppliers has historically been limited, resulting in pressure on our ability to grow our gross profit margins.

Covetrus, Inc. 2022 Q1 Form 10-Q	18

Foreign Currency Translation Effect

Our performance was impacted by the appreciation of the USD as compared to other currencies for the three months ended March 31, 2022 as compared to the same period of 2021. However, this effect may be temporary and reverse. The table below presents the foreign currency translation effect on our results of operations for the three-month period ended March 31, 2022 by applying the rates in effect for the comparable prior-year period.

(In millions)	Effect on the total Company(1)	Europe(2)	APAC & Emerging Markets(3)
March 31, 2022
Net sales	($25 million)	($20 million)	($5 million)
Adjusted EBITDA	($2 million)	($1 million)	($1 million)
(1) Adjusted EBITDA is our segment measure of profitability. Total company Adjusted EBITDA is a non-GAAP measure and is reconciled in our segment footnote in accordance with ASC 280.
(2) The British Pound, Euro, and Polish Zloty were the foreign currencies with the largest translation fluctuations on our results within our Europe Segment
(3) The Australian Dollar and the New Zealand Dollar were the foreign currencies with the largest translation fluctuation on our results within our APAC & Emerging Markets segment

Investing in Innovation

Our strategic initiatives in the near and long-term are focused on executing on our connected care strategy which seeks to align a connected veterinary practice with a connected consumer through bridging in-clinic engagement to a healthy at-home lifestyle, which we expect will deliver value to both Customers and Animal-Owners. A key component of this strategy is our all-in cloud-based veterinary operating system, Covetrus Pulse™, which was announced at the 2022 Veterinary Meeting & Expo and is expected to be released in our North America segment during the second quarter of 2022. Covetrus Pulse™ is intended to unite the applications veterinary practices rely on into one secure cloud platform driving improved efficiencies in business operations, animal health, and client experiences. With Covetrus Pulse™, we expect to enable our Customers to create, renew, and approve prescriptions, communicate with Animal Owners and coworkers, personalize dashboards used in practice management, and customize in-clinic and Animal Owner experiences using a suite of preferred third-party applications. In 2022, we plan on launching new products, including our international cloud-based practice management solution, Ascend. Additionally, new features added to our on-premise software solutions and our next generation prescription management capabilities are expected to improve our Customers' and Animal-Owners experiences as well as drive growth for our Customers' practices.

Our priorities also include focusing on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions, including aligning our organization structure to harmonize and advance these offerings in a coordinated go-to-market strategy. SmartPak and Covetrus-branded products and proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. To support these strategic initiatives, our spending will likely further increase to support our organic growth initiatives and acquisition strategy in the animal-health market. However, we closely monitor the expenses we deem necessary for growth and maintain ongoing cost management practices to align expenses with expected volumes and provide long-term flexibility for our transformation.

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

Covetrus, Inc. 2022 Q1 Form 10-Q	19

	Three Months Ended March 31,
(In millions)	2022	2021
Cost of sales	$3	$1
Selling, general and administrative	28	34
Total amortization expense	$31	$35

Definition of Non-GAAP Adjusted Earnings Before Interest, Taxes, Depreciation, and Amortization

Adjusted EBITDA is a non-GAAP financial measure used to (i) aid management and investors with year-over-year comparability, (ii) determine management performance under our compensation plans, (iii) plan and forecast, (iv) communicate our financial performance to our Board of Directors, shareholders, and investment analysts, and (v) understand our operating performance without regard to items we do not consider a component of our core ongoing operating performance. Adjusted EBITDA has certain limitations in that it does not consider the impact of certain expenses to our condensed consolidated statements of operations. Adjusted EBITDA excludes share-based compensation, strategic consulting, transaction costs, formation of Covetrus expenses, separation programs and executive severance, certain IT infrastructure expenses necessary to establish ourselves as a newly public company, goodwill impairment charges, other impairments, capital structure-related fees, the proportionate share of the adjustments to EBITDA of consolidated and non-consolidated affiliates where Covetrus ownership is less than 100%, and other income and expense items, net. Currently, we do not allocate expenses managed at the corporate level, such as corporate wages and related benefits, corporate occupancy costs, professional services utilized at the corporate level, and non-recurring expenses to our operating segments. Other companies may not define or calculate Adjusted EBITDA in the same way. We provide Adjusted EBITDA by segment as a supplemental measure to GAAP as well as on a consolidated, non-GAAP basis. Non-GAAP Adjusted EBITDA on a total segment basis is reconciled in Note 2 - Segment Data as required by ASC 280.

Key Factors and Trends Affecting our Results, , as discussed above, presented by Segment

North America Segment
•Continued strong growth in prescription management revenues driven by increases in the number of both veterinarians and Animal Owners using our prescription management platform
•Positive end-market demand, albeit moderating off the strong growth rates experienced during the pandemic
•Increasing wage and logistics costs driven by continued, global supply chain disruption and inflation, partially offset by higher product prices
•Acquisition of Great Pet Care to expand on our consumer capabilities to support our Customers' delivery of care beyond the exam room

Europe Segment
•Continuing our progress on rationalizing our operations in the U.K. and Germany; our efforts in Germany are delivering improved performance in net sales growth. Our operations in the U.K. have experienced a decline in sales following the loss of Merck & Co. as a supply partner effective January 1, 2021 as well as a subsequent loss of a customer during the first quarter of 2021.
•Foreign currency translation effects due to a stronger USD
•Although we do not have operations in Russia and Ukraine, we have experienced shortages in materials and increased costs for transportation, energy, and raw material due in part to the negative impact of the Russian invasion of Ukraine on the global economy. To date, the Russian invasion of Ukraine has not had a material impact on our business, financial condition, or result of operations

Asia-Pacific and Emerging Markets Segment
•Supply chain disruption in veterinary diet product shortages resulting in sales declines in the quarter that may continue throughout the year
•Foreign currency translation effects due to a stronger USD

Covetrus, Inc. 2022 Q1 Form 10-Q	20

Results of Operations

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change B/(W)	% Change B/(W)
Net sales	$1,148	$1,102	$46	4%
Cost of sales	923	892	(31)	(3)
Gross profit	225	210	15	7
Operating expenses:
Selling, general and administrative	219	213	(6)	(3)
Operating income (loss)	$6	$(3)	$9	NM

Interest expense, net	$(7)	$(9)	$2	22%
Other, net	$2	$—	$2	NM
Net income (loss)	$(2)	$(16)	$14	88%
Net income (loss) attributable to Covetrus	$(2)	$(16)	$14	88%

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change	% Change
North America	$696	$635	$61	10%
Europe	344	361	(17)	(5)
APAC & Emerging Markets	112	112	—	—
Eliminations	(4)	(6)	2	(33)
Total net sales	$1,148	$1,102	$46	4%

North America net sales +$61 million І +10%
3 months Q1 2022 v Q1 2021

↑	Primarily due to $34 million in net, third-party supply chain organic sales growth driven by continued strong performance in proprietary brands, $26 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners as well as sales associated with our acquisitions of VCP in the third quarter of 2021 and Great Pet Care in the first quarter of 2022
↓	Largely due to a $(2) million decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners

Europe net sales -$(17) million І -(5)%
3 months Q1 2022 v Q1 2021

↓	Largely due to $(20) million in unfavorable foreign exchange rate impact from a stronger USD and $(14) million driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K. in the first quarter of 2021
↑	Primarily due to $17 million in organic sales growth including the strong performance in the Netherlands and Poland

APAC & Emerging Markets net sales $0 million І 0%
3 months Q1 2022 v Q1 2021

↑	Primarily due to $5 million from strong underlying third-party supply chain organic sales growth driven by price increases as well as elevated sales volume, in particular within Australia and New Zealand
↓	Largely due to $(5) million in unfavorable foreign exchange rate impact from a stronger USD

Covetrus, Inc. 2022 Q1 Form 10-Q	21

Consolidated net sales +$46 million І +4%
3 months Q1 2022 v Q1 2021

↑	Primarily due to net, third-party supply chain organic sales growth in North America and APAC & Emerging Markets as well as certain markets within Europe, and prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners
↓	Largely due to unfavorable foreign exchange rate impact in Europe and APAC & Emerging Markets from a stronger USD and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K. in the first quarter of 2021
Gross Profit and Gross Profit Margin

	Three Months Ended March 31,
(In millions)	2022	Gross Margin %	2021	Gross Margin %	$ Change	Gross Profit % Change
North America	$148	21.3%	$131	20.6%	$17	13%
Europe	53	15.4	55	15.2	(2)	(4)
APAC & Emerging Markets	24	21.4	24	21.4	—	—
Total gross profit	$225	19.6%	$210	19.1%	$15	7%

North America gross profit +$17 million І +13%
3 months Q1 2022 v Q1 2021

↑	Primarily due to $11 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, $8 million from supply chain organic sales growth driven by continued strong performance in proprietary brands as well as contribution from acquisitions of VCP and AppointMaster in the third quarter of 2021 and Great Pet Care in first quarter of 2022
↓	Largely due to a $(3) million decrease in software services primarily a result of the loss of legacy data contracts with manufacturer partners and increased amortization expense tied to acquisitions completed in 2021

Europe gross profit -$(2) million І -(4)%
3 months Q1 2022 v Q1 2021

↓	Largely due to $(3) million in unfavorable foreign exchange rate impact from a stronger USD and $(2) million from a decrease in supply chain gross profit driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in first quarter of 2021
↑	Primarily due to $3 million from organic sales growth in several markets, including Germany, Poland, the Netherlands, and Romania

APAC & Emerging Markets gross profit $0 million І 0%
3 months Q1 2022 v Q1 2021

↑	Primarily due to $1 million from organic sales growth related to supply chain
↓	Largely due to $(1) million in unfavorable foreign exchange rate impact from a stronger USD

Consolidated gross profit +$15 million І +7%
3 months Q1 2022 v Q1 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, supply chain organic sales growth in North America driven by continued strong performance in proprietary brands, net supply chain organic sales growth within certain markets in Europe, APAC & Emerging markets net supply chain organic sales growth, and acquisitions
↓	Largely driven by an unfavorable foreign exchange rate impact from a stronger USD, a decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners, and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in the first quarter of 2021

Covetrus, Inc. 2022 Q1 Form 10-Q	22

SG&A

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change	% Change
North America	$130	$124	$6	5%
Europe	43	42	1	2
APAC & Emerging Markets	15	14	1	7
Corporate	31	33	(2)	(6)
Total SG&A	$219	$213	$6	3%

North America SG&A +$6 million І +5%
3 months Q1 2022 v Q1 2021

↑	Largely due to $4 million in increased personnel costs related to the structure needed to support sales growth, increased travel and trade show costs of $3 million as certain of these activities have begun to resume in 2022, $2 million increase in facilities costs, including costs related to our new Arizona and Maine pharmacies, $2 million of expenses from our acquisitions of VCP, AppointMaster, and Great Pet Care, and $1 million of increased commissions related to sales growth
↓	Primarily due to $(5) million in reduced intangible amortization expense related to assets that became fully amortized prior to 2022 and $(1) million of customer relationship intangible asset impairments in the prior year

Acquisition-related intangible amortization was 20% of North America SG&A in 2022 and 25% in 2021

Europe SG&A +$1 million І +2%
3 months Q1 2022 v Q1 2021

↑	Primarily due to a $1 million increase in expense as we invest in proprietary brands, $1 million of increased expense in Germany as we continue to stabilize supply chain operations, $1 million in increased software expense as we roll out an enterprise resource planning system, and $1 million increase in share-based compensation expense related to our long-term incentive program grants
↓	Largely due to $(3) million of favorable foreign exchange rate impacts

APAC & Emerging Markets SG&A +$1 million І +7%
3 months Q1 2022 v Q1 2021

↑	Largely due to $1 million increase in share-based compensation expense related to our long-term incentive program grants
↓	Largely due to $(1) million in favorable foreign exchange rate impacts

Corporate SG&A -$(2) million І -(6)%
3 months Q1 2022 v Q1 2021

↓	Primarily due to $(3) million in legal fee insurance recoveries related to the City of Hollywood and other legal matters, $(2) million in strategic consulting fees and $(2) million related to the formation of Covetrus incurred in Q1 2021 that did not recur in Q1 2022
↑	Largely due to a $3 million legal settlement related to the City of Hollywood matter, $2 million in increased legal costs related to settled and on-going litigation, and a $1 million increase in share-based compensation expense related to our long-term incentive program grants

Consolidated SG&A +$6 million І +3%
3 months Q1 2022 v Q1 2021

↑	Largely due to increased personnel costs related to increased travel and trade shows as certain of these activities have begun to resume in 2022, and increased facilities costs in North America including costs related to our new Arizona and Maine pharmacies, the City of Hollywood legal settlement, acquisitions, increased legal costs related to settled and on-going litigation, and increased share-based compensation expense related to our long-term inventive program grants
↓	Primarily due to reduced amortization of intangibles related to assets that became fully amortized prior to 2022, favorable foreign exchange rate impacts, legal fee insurance recoveries related to the City of Hollywood and other legal matters, decreases in strategic consulting fees, expense related to the formation of Covetrus, and customer relationship intangible impairments in the prior year

Covetrus, Inc. 2022 Q1 Form 10-Q	23

Income Taxes

3 months Q1 2022
Income tax expense of $3 million on income before income taxes of $1 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. losses and items recorded discretely in the quarter

3 months Q1 2021
Income tax expense of $4 million on a loss before income taxes of $12 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets

Adjusted EBITDA

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change	% Change
North America	$57	$52	$5	10%
Europe	18	21	(3)	(14)
APAC & Emerging Markets	10	10	—	—
Corporate	(22)	(26)	4	NM
Total adjusted EBITDA	$63	$57	$6	11%

North America Adjusted EBITDA +$5 million І +10%
3 months Q1 2022 v Q1 2021

↑	Primarily due to prescription management growth of $6 million driven by increased utilization from a growing number of Customers and Animal Owners, and $1 million of supply chain organic sales growth driven by continued strong performance in proprietary brands, and additional contributions from our AppointMaster acquisition
↓	Largely due to a $(3) million decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners and investments to support upcoming product launches later in 2022

Europe Adjusted EBITDA -$(3) million І -(14)%
3 months Q1 2022 v Q1 2021

↓	Largely due to a $(2) million decrease in our proprietary brands, Kruuse and Vi, including the effect of higher than normal net sales in the prior period and increased SG&A expenses as we invest in this higher-margin business, $(1) million from a decrease in supply chain driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in first quarter of 2021, and $(1) million in unfavorable foreign exchange rate impact due to a stronger USD
↑	Primarily due to $2 million of positive organic sales growth in several markets, including Germany, Poland, the Netherlands and Romania

APAC & Emerging Markets Adjusted EBITDA $0 million І 0%
3 months Q1 2022 v Q1 2021

↑	Primarily due to a $1 million increase from organic sales growth mainly related to supply chain
↓	Largely due to $(1) million in unfavorable foreign exchange rate impact due to a stronger USD

Covetrus, Inc. 2022 Q1 Form 10-Q	24

Corporate Adjusted EBITDA +$4 million
3 months Q1 2022 v Q1 2021

↑	Largely due to foreign exchange transaction effects associated with intercompany notes of $3 million resulting from a loss in 2021 as compared to a negligible gain in 2022 as we have entered into monthly foreign exchange hedges to minimize the impact of our non-USD denoted intercompany notes

Consolidated Adjusted EBITDA +$6 million І +11%
3 months Q1 2022 v Q1 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, foreign exchange transaction effects associated with intercompany notes, net supply chain organic sales growth within certain markets in Europe, supply chain organic sales growth in North America driven by continued strong performance in proprietary brands, APAC & Emerging markets net supply chain organic sales growth, and our acquisition of AppointMaster
↓	Largely due to a decrease in software services in North America, a decrease in our proprietary brands, Kruuse and Vi, and supply chain driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in first quarter of 2021 in Europe, and an unfavorable foreign exchange rate impact due to a stronger USD

Liquidity and Capital Resources

Overview

Our primary sources of liquidity are cash and cash equivalents, cash flows from the operations of our business, and available borrowing capacity under our Credit Facilities. Our principal uses of cash include working capital-related items, capital expenditures, debt service, and strategic investments.

Credit Facilities

The Credit Facilities include a term loan facility and a revolving line of credit. The following table reflects the average borrowings on our revolving line of credit during the period.

Revolving Line of Credit Borrowings
(In millions)	March 31, 2022	December 31, 2021
Average borrowing on our revolving line of credit (1)	$21	$—
(1) Interest payments related to borrowings on our revolving line of credit have not been material to date.

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

We have obligations related to our operations that require the use of cash in both the short- and long-term:
•Long-term obligations related to borrowing arrangements, in particular our term loan facility that has required annual amortization payments of $60 million and covenant limitations on our leverage which may affect our ability to grow through acquisitions in future periods
•Leases that we enter into in the normal course of business, and
•Unconditional purchase obligations, such as an exclusive supply agreement we have which obligates us to purchase $29 million of products through September 30, 2025. In 2022, we are obligated to buy $8 million of inventory. see Note 5 - Commitments and Contingencies

We also have short- and long-term sources of cash:
•Accounts receivable, which has historically been highly liquid is an ongoing short-term source of cash. At March 31, 2022 and December 31, 2021, we had accounts receivable of $538 million, net of $4 million allowance, and $480 million, net of $4 million allowance, respectively
•Borrowing availability under our revolving line of credit, subject to our covenant restrictions, as applicable, and

Covetrus, Inc. 2022 Q1 Form 10-Q	25

•Accessing the capital and credit markets for incremental liquidity

Planned uses of liquidity included in our near-term strategic plan:
•Completing our pharmacy innovation and operational capacity expansion in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-Commerce, appointment management, wellness, and veterinarian-to-pet-owner connectivity
•Expanding our value proposition communication to the market and refinement of our commercial organization go-to market strategy
•Developing or acquiring cloud-based practice management software and technology coordination with select existing service offerings, including our recently acquired software from VCP and AppointMaster
•Enabling business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems and facilities that support our network
•Rolling out a European enterprise resource planning system to reduce complexity in our global enterprise resource planning landscape
•Investing in external growth opportunities to support our strategic objectives and potentially making acquisitions and investments earlier or later than we expect, and
•Mandatory term loan facility amortization payments and related interest

Acquisitions

We acquired Great Pet Care in March 2022, for $14 million in cash and $10 million in common stock. We have accounted for $1.5 million of common stock consideration as deferred compensation for continuing employees. This acquisition advances our strategy to support Customers in providing Animal-Owners with a complete experience that supports the everyday health and wellness of their pets.

Trends

Our operational plans to manage our liquidity continue to involve seeking opportunities to reduce non-critical capital expenditures, managing opportunistic inventory purchases as we carefully monitor sales forecasts and timing of projected price increases, reducing our other costs, and maximizing our payment terms wherever possible. We also continue to monitor cash flow projections and will consider additional borrowings, if needed, based on availability under our revolving credit facility. We believe we have sufficient sources of funding to meet our business requirements, including remaining in compliance with the covenants within our Credit Facilities, for the next 12 months.

In December 2021, we prepaid $30 million of the term loan facility's $60 million mandatory amortization payments for 2022, which reduced our outstanding balance will lower future interest payments. We are permitted to make optional prepayments at any time without premium or penalty. The next quarterly mandatory principal amortization payment of $15 million is due on September 30, 2022.

As per the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that is currently set at 4.50x as of March 31, 2022, but will decrease to 3.75x as of June 30, 2022, through maturity of the Credit Facilities in February 2024.

We were in compliance with the covenants in our Credit Facilities as of March 31, 2022. Based on our expected Credit Facilities-defined leverage as of March 31, 2022, once the quarterly compliance filing is made, we expect the current applicable margin on our borrowings outstanding to remain constant at least until the next compliance filing is made for the three months ended June 30, 2022.

Our term loan facility and revolving credit facility bear interest on a floating rate basis, which are referenced to LIBOR. One-week and two-month USD LIBOR, as well as all non-USD LIBOR tenors, ceased publication after December 31, 2021, while three-month, six-month, and one-year USD LIBOR will cease publication after June 30, 2023. As a result, in lieu of amending or waiving any term of the Credit Facility, we notified the administrative agent to the Credit Facility that non-USD currencies would not be available to us either as a revolving line of credit or term loan facility borrowing, and further we suspended our rights to borrow at the two-month USD LIBOR tenor until such time as the Credit Facility is amended with an alternative benchmark rate to USD LIBOR.

Covetrus, Inc. 2022 Q1 Form 10-Q	26

The duration of the COVID-19 pandemic continues to be unknown and the global economy continues to subjected to uncertainty that currently affects our operations or could further affect our operations through increasing cost inflation, rising freight, continued supply chain disruption, and the war in Ukraine. Should the severity of variant strains increase and reduce the effectiveness of vaccines, inflation remain elevated and freight costs continue to rise without offsetting cost reductions internally, then we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital, increase cash on our balance sheet and closely monitor the capital markets for additional opportunities to improve our liquidity position.

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

Longer term, if we desire to access alternative sources of funding through the capital and credit markets, challenging global economic conditions, such as steep inflationary effects, the COVID-19 pandemic or an extended war in Ukraine, resulting in an economic downturn could adversely impact our ability to do so.

Cash and Cash Equivalents

As of March 31, 2022, we had cash and cash equivalents of $117 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Of the $117 million in cash and cash equivalents at March 31, 2022, $70 million was held in foreign countries. Repatriation of foreign earnings may result in payment of withholding taxes in certain jurisdictions, U.S. state income taxes for certain states and result in tax impacts related to foreign exchange fluctuations. Deferred tax impacts are recorded on all undistributed earnings for these items. We may, from time-to-time, execute short-term intercompany loans based on timing of cash flows and needs in different geographies.

Cash Flows

	Three Months Ended March 31,
(In millions)	2022	2021	$ Change
Net cash provided by (used for) operating activities	$(33)	$(57)	$24
Net cash provided by (used for) investing activities	(29)	(15)	(14)
Net cash provided by (used for) financing activities	(5)	(3)	(2)
Total net cash flows	$(67)	$(75)	$8

Covetrus, Inc. 2022 Q1 Form 10-Q	27

Cash inflows and outflows from changes in operating activities for the 3 months ended Q1 2022 v Q1 2021
Net cash used for operating activities of $(33) million as compared to net cash used for operating activities of $(57) million was:

Partially driven by improved profitability from certain markets, in particular from our North America prescription management. Cash used for operating activities was also impacted by changes in working capital, including:
•Higher accounts receivable growth in the three months ended March 31, 2022 driven by the increase in net sales growth;
•A larger increase inventories during the three months ended March 31, 2022 compared to the three months ended March 31, 2021, reflecting the higher levels of inventory to better meet customer needs in light of supply chain disruptions and to offset the impact of higher inflation
•A larger increase in accounts payable and accrued expenses during the three months ended March 31, 2022 reflecting the timing of certain supplier payments and the same factors driving higher inventory levels.

Cash inflows and outflows from changes in investing activities for the 3 months ended Q1 2022 v Q1 2021
In 2022, net cash used for investing activities of $(29) million was:
↓ Largely due to payments of $(18) million for the Great Pet Care and other acquisitions and $(11) million in investments in property, equipment, and software

In 2021, net cash used for investing activities of $(15) million was:
↓ Due to investments in property, equipment, and software

Cash inflows and outflows from changes in financing activities for the 3 months ended Q1 2022 v Q1 2021
In 2022, net cash used for financing activities of $(5) million was:
↓ Primarily due to $(112) million in repayment of revolving line of credit, $(4) million in tax payments related to share-based awards, and $(3) million to acquire the remaining minority interests held by our former partners in certain of our Brazilian entities
↑ Due to $112 in proceeds from revolving line of credit and $2 million in proceeds from share-based awards

In 2021, net cash used for financing activities of $(3) million was:
↓ Largely due to $(3) million in tax payments related to share-based awards and $(1) million to acquire the remaining minority interests held by our former partners in certain of our Brazilian entities
↑ Due to $1 million in proceeds from share-based awards

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

Covetrus, Inc. 2022 Q1 Form 10-Q	28

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Exchange Act is recorded, processed, summarized, and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at March 31, 2022. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of March 31, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Covetrus, Inc. 2022 Q1 Form 10-Q	29

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

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
January 2022	47,277	$16.41	—	$—
February 2022	12,104	18.09	—	—
March 2022	149,104	17.85	—	—
	208,485	$17.54	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occur upon vesting of restricted shares

Covetrus, Inc. 2022 Q1 Form 10-Q	30

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Filing Date	SEC File Number	Exhibit Reference

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith

Covetrus, Inc. 2022 Q1 Form 10-Q	31

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVETRUS, INC.

Date:	May 5, 2022	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	May 5, 2022	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Covetrus, Inc. 2022 Q1 Form 10-Q	32