Form 10-Q
period 2022-06-30
COVETRUS, INC.
filed 2022-08-04
CIK 1752836

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2022
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
	Yes	☒	No	☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes	☒	No	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.				☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes	☐	No	☒
The registrant had 139,970,837 shares of common stock outstanding as of July 29, 2022.

Covetrus, Inc. 2022 Q2 Form 10-Q	2

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

Animal Health Business*	Former Parent's spun-off animal-health business
Animal Owners*	Clients of our Customers
APAC	Asia Pacific
AppointMaster*	AppointMaster, LLC
ASC	Accounting Standards Codification
ASU	Accounting Standards Update
B/(W)	Better/(Worse)
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CODM	Chief Operating Decision Maker
Corgi Bidco, Inc.	Subsidiary of investment funds managed by Clayton Dubilier & Rice, LLC and TPG Global, LLC
Corgi Merger Sub, Inc.	Subsidiary of investment funds managed by Clayton Dubilier & Rice, LLC and TPG Global, LLC
COVID-19	Novel Coronavirus Disease 2019
Credit Facilities*
On February 7, 2019, we entered into a $1.5 billion syndicated credit agreement, comprised of $1.2 billion term loan facility and $300 million revolving line of credit, with a group of lenders for a five-year term

Customers*	Veterinarians and animal-health practitioners
Defendants*	The Company, our Former Parent, our former Chief Executive Officer and President, and our former Chief Financial Officer, collectively
EBITDA	Earnings Before Interest, Taxes, Depreciation, and Amortization
EPS	Earnings (loss) per common share
Euro	Currency of the European Union
Exchange Act	Securities Exchange Act of 1934, as amended
Form 10-K	Audited consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2021
Form 10-Q or Report	Quarterly Report on Form 10-Q
Former Parent*	Henry Schein, Inc.
GAAP	Generally Accepted Accounting Principles in the United States of America
Great Pet Care	We acquired 100% of Metamorphosis Partners, LLC ("Meta") on March 8, 2022. Included in Meta's portfolio of assets is Great Pet Care, a leading resource destination and content engagement platform that is used to strengthen the relationship between pet parents and their pet’s health providers
LIBOR	London Interbank Offered Rate
Merger Agreement	Agreement and Plan of Merger by and among the Company, Corgi Bidco, Inc., and Corgi Merger Sub, Inc. providing for the acquisition of the Company by Corgi Bidco, Inc.
Merger	Transaction whereby Corgi Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Corgi Bidco, Inc.
Next2Vet AB*	A veterinary distributor specializing in consumables, instruments, and medical equipment
NM	Not Meaningful
PSU	Performance Stock Unit
RSA	Restricted Stock Award
RSU	Restricted Stock Unit
SEC	Securities and Exchange Commission
SG&A	Selling, general and administrative expenses
TSA	Transition Service Agreements
U.K.	United Kingdom
U.S.	United States
USD	U.S. Dollar
VCP*	Veterinary Care Plans
Vets First Choice*	Direct Vet Marketing, Inc. (d/b/a Vets First Choice)
Covetrus, Company, we, us, our, or ourselves	Covetrus, Inc. and its consolidated subsidiaries, collectively
XBRL	eXtensible Business Reporting Language
*Defined term or abbreviation is specific to Covetrus

Covetrus, Inc. 2022 Q2 Form 10-Q	3

PART I

Item 1. Condensed Consolidated Financial Statements

COVETRUS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87	$183
Accounts receivable, net of allowance of $4 and $4	550	480
Inventories, net	587	583
Other receivables	106	75
Prepaid expenses and other	48	30
Total current assets	1,378	1,351
Non-current assets:
Property and equipment, net of accumulated depreciation of $148 and $135	156	144
Operating lease right-of-use assets, net	131	137
Goodwill	1,268	1,247
Other intangibles, net of accumulated amortization of $503 and $451	380	439
Investments	45	49
Other non-current assets	40	43
Total assets	$3,398	$3,410
LIABILITIES, MEZZANINE EQUITY, AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$446	$442
Current maturities of long-term debt and other borrowings	66	32
Accrued payroll and related liabilities	58	63
Accrued taxes	18	24
Accrued expenses and other current liabilities	145	137
Total current liabilities	733	698
Non-current liabilities:
Long-term debt and other borrowings, net	983	1,014
Deferred income taxes	11	13
Other liabilities	144	151
Total liabilities	1,871	1,876
Commitments and contingencies (Note 5)
Mezzanine equity:
Redeemable non-controlling interests	22	23
Shareholders' equity:
Common stock	1	1
Accumulated other comprehensive loss (Note 8)	(110)	(79)
Additional paid-in capital	2,701	2,670
Accumulated deficit	(1,087)	(1,081)
Total shareholders’ equity	1,505	1,511
Total liabilities, mezzanine equity, and shareholders’ equity	$3,398	$3,410
Common shares authorized, par value of $0.01	675,000,000	675,000,000
Common shares issued and outstanding	139,839,264	138,011,969
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q2 Form 10-Q	4

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales (Note 3)	$1,217	$1,189	$2,365	$2,291
Cost of sales	988	969	1,911	1,861
Gross profit	229	220	454	430
Operating expenses:
Selling, general and administrative	225	229	444	442
Operating income (loss)	4	(9)	10	(12)
Other income (expense):
Interest expense, net	(7)	(9)	(14)	(18)
Other, net	—	—	2	—
Income (loss) before taxes	(3)	(18)	(2)	(30)
Income tax benefit (expense)	(1)	(13)	(4)	(17)
Net income (loss)	(4)	(31)	(6)	(47)
Net (income) loss attributable to non-controlling interests	—	—	—	—
Net income (loss) attributable to Covetrus	$(4)	$(31)	$(6)	$(47)

Earnings (loss) per share: (Note 4)
Basic	$(0.03)	$(0.23)	$(0.04)	$(0.34)
Diluted	$(0.03)	$(0.23)	$(0.04)	$(0.34)
Weighted-average common shares outstanding:
Basic	140	137	139	137
Diluted	140	137	139	137
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q2 Form 10-Q	5

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(4)	$(31)	$(6)	$(47)
Other comprehensive income (loss), net of tax:
Foreign currency translation gain (loss)	(29)	7	(31)	(4)
Gain (loss) on derivative instruments	—	2	—	4
Total other comprehensive income (loss)	(29)	9	(31)	—
Comprehensive income (loss)	(33)	(22)	(37)	(47)
Comprehensive (income) loss attributable to non-controlling interests:
Net (income) loss	—	—	—	—
Foreign currency translation (gain) loss	—	1	—	—
Comprehensive (income) loss attributable to non-controlling interests	—	1	—	—
Comprehensive income (loss) attributable to Covetrus	$(33)	$(21)	$(37)	$(47)
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q2 Form 10-Q	6

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In millions, except share amounts) (Unaudited)

	Three Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2022	139,143,360	$1	$(81)	$2,691	$(1,083)	$1,528
Net income (loss) attributable to Covetrus	—	—	—	—	(4)	(4)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	695,904	—	—	—	—	—
Share-based compensation	—	—	—	10	—	10
Other comprehensive income (loss)	—	—	(29)	—	—	(29)
Balance at June 30, 2022	139,839,264	$1	$(110)	$2,701	$(1,087)	$1,505

	Six Months Ended June 30, 2022
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2021	138,011,969	$1	$(79)	$2,670	$(1,081)	$1,511
Net income (loss) attributable to Covetrus	—	—	—	—	(6)	(6)
Issuance of shares in connection with acquisitions	573,365	—	—	10	—	10
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,253,930	—	—	(2)	—	(2)
Share-based compensation	—	—	—	23	—	23
Other comprehensive income (loss)	—	—	(31)	—	—	(31)
Balance at June 30, 2022	139,839,264	$1	$(110)	$2,701	$(1,087)	$1,505

	Three Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at March 31, 2021	136,342,036	$1	$(75)	$2,637	$(1,043)	$1,520
Net income (loss) attributable to Covetrus	—	—	—	—	(31)	(31)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	(2)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,017,668	—	—	(8)	—	(8)
Share-based compensation	—	—	—	14	—	14
Other comprehensive income (loss)	—	—	9	—	—	9
Balance at June 30, 2021	137,359,704	$1	$(66)	$2,641	$(1,074)	$1,502

	Six Months Ended June 30, 2021
	Common Stock		Accumulated Other Comprehensive Income (Loss)	Additional Paid-in Capital	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2020	136,017,964	$1	$(66)	$2,629	$(1,027)	$1,537
Net income (loss) attributable to Covetrus	—	—	—	—	(47)	(47)
Redeemable non-controlling interest redemption value adjustment	—	—	—	(2)	—	(2)
Issuance of shares in connection with share-based compensation plans, net of shares withheld for taxes	1,341,740	—	—	(11)	—	(11)
Share-based compensation	—	—	—	25	—	25
Other comprehensive income (loss)	—	—	—	—	—	—
Balance at June 30, 2021	137,359,704	$1	$(66)	$2,641	$(1,074)	$1,502
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q2 Form 10-Q	7

COVETRUS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions) (Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(6)	$(47)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	81	86
Amortization of right-of-use assets	15	14
Share-based compensation expense	23	25
Benefit for deferred income taxes	1	(11)
Amortization of debt issuance costs	3	3
Other	(2)	3
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable, net	(85)	(12)
Inventories, net	(19)	(30)
Other assets and liabilities	(63)	(33)
Accounts payable and accrued expenses	13	5
Net cash provided by (used for) operating activities	(39)	3
Cash flows from investing activities:
Investments in property, equipment, and software	(26)	(28)
Payments related to equity investments and business acquisitions, net of cash acquired	(18)	—
Net cash provided by (used for) investing activities	(44)	(28)
Cash flows from financing activities:
Proceeds from revolving line of credit	227	—
Repayment of revolving line of credit	(227)	—
Proceeds from share-based awards	5	3
Tax payments related to share-based awards	(7)	(13)
Distributions to non-controlling shareholders	—	(1)
Deferred payments related to equity investments and business acquisitions	(1)	(13)
Payments related to the buy-out of non-controlling interests in subsidiaries of Covetrus	(3)	(10)
Net cash provided by (used for) financing activities	(6)	(34)
Effect of exchange rate changes on cash and cash equivalents	(7)	(1)
Net change in cash and cash equivalents	(96)	(60)
Cash and cash equivalents, beginning of period	183	290
Cash and cash equivalents, end of period	$87	$230

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$9	$5
Common stock issued in business acquisition	$10	$—
See notes to unaudited condensed consolidated financial statements.

Covetrus, Inc. 2022 Q2 Form 10-Q	8

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

1. BUSINESS OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

Business

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets.

Proposed Merger

On May 24, 2022, we entered into the Merger Agreement providing for the acquisition of the Company by Corgi Bidco, Inc. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Corgi Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a wholly owned subsidiary of Corgi Bidco, Inc.

Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (collectively, “Shares”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Shares owned by (i) Corgi Bidco, Inc., Corgi Merger Sub, Inc. or any of their respective subsidiaries (including the Shares to be transferred by CD&R VFC Holdings, L.P., a Cayman Islands exempted limited partnership and an affiliate of CD&R, directly or indirectly, to Corgi Bidco Inc. immediately prior to the Effective Time), (ii) the Company as treasury stock, and (iii) the shareholders of the Company who have perfected and not withdrawn a demand for appraisal rights in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $21.00 per Share in cash, without interest thereon.

The parties’ obligations to consummate the Merger are subject to the satisfaction or waiver of customary conditions set forth in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares, (ii) the receipt of certain consents and approvals from governmental entities, (iii) the absence of any law or governmental order prohibiting the Merger, (iv) no Company Material Adverse Effect (as defined in the Merger Agreement) having occurred since the signing of the Merger Agreement and (v) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. The Merger is currently expected to close in the second half of 2022, subject to the satisfaction or waiver of the closing conditions.

The Company has incurred and will incur certain significant costs relating to the Merger, such as legal, accounting, financial advisory, and other professional services fees. In the event that the Merger Agreement is terminated under certain circumstances, the Company may also be required to pay a cash termination fee to Corgi Bidco, Inc. of $88 million. If the Merger Agreement is terminated under certain other circumstances, including because of a failure of Corgi Bidco, Inc. to consummate the Merger when required to or its uncured breach of the Merger Agreement, Corgi Bidco, Inc. may be required to pay or cause to be paid to the Company a cash termination fee of $198 million.

Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on May 25, 2022, and our preliminary proxy statement filed with the SEC on June 30, 2022.

Basis of Presentation and Principles of Consolidation

The unaudited condensed consolidated financial statements as of and for the six months ended June 30, 2022, have been prepared in accordance with applicable rules and regulations of the SEC for interim financial reporting. Pursuant to those rules and regulations, we omitted certain information and disclosures normally included in annual financial statements prepared in accordance with GAAP.

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

Covetrus, Inc. 2022 Q2 Form 10-Q	9

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

The following table reflects net sales based on geographic location:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Net Sales	2022	2021	2022	2021
North America	$783	$713	$1,479	$1,348
Europe	327	366	671	727
APAC & Emerging Markets	109	114	221	226
Eliminations	(2)	(4)	(6)	(10)
Total net sales	$1,217	$1,189	$2,365	$2,291

The following tables reflect adjusted EBITDA by geographic location and a reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA:

(In millions)	Three Months Ended June 30,		Six Months Ended June 30,
Adjusted EBITDA	2022	2021	2022	2021
North America	$63	$59	$120	$111
Europe	17	20	35	41
APAC & Emerging Markets	8	9	18	19
Corporate	(22)	(22)	(44)	(48)
Total Adjusted EBITDA	$66	$66	$129	$123

Covetrus, Inc. 2022 Q2 Form 10-Q	10

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Reconciliation of Net Income (Loss) Attributable to Covetrus to Non-GAAP Adjusted EBITDA
Net income (loss) attributable to Covetrus	$(4)	$(31)	$(6)	$(47)
Plus: Depreciation and amortization	41	43	81	86
Plus: Interest expense, net	7	9	14	18
Plus: Income tax (benefit) expense	1	13	4	17
Earnings (loss) before interest, taxes, depreciation, and amortization	45	34	93	74
Plus: Share-based compensation	10	14	23	25
Plus: Strategic consulting	—	12	—	14
Plus: Transaction costs	7	1	8	2
Plus: Formation of Covetrus	—	—	—	2
Plus: Separation programs and executive severance	2	2	2	2
Plus: Equity method investments and non-consolidated affiliates	1	—	2	1
Plus: Other impairments	—	—	—	1
Plus: Other items, net	1	3	1	2
Non-GAAP Adjusted EBITDA	$66	$66	$129	$123

Below is a listing of adjustments to EBITDA included in the reconciliation above:

Share-based compensation - Share-based compensation is a non-cash expense.

Strategic consulting - Related to third-party consulting services. Included within this line item are variable performance fees earned for services rendered under a third-party consulting agreement.

Transaction costs - Includes legal, accounting, tax, and other professional fees incurred in connection with contemplated and completed acquisitions and divestitures. The completion of acquisitions and divestitures is often dependent on factors that may be outside of our control and unrelated to us or to the continuing operations of the acquired or divested business. In addition, the amount of acquisition-related costs is generally driven by the complexity inherent in the transaction and may not necessarily indicate the future costs of the acquired business. Excluding transaction costs allows for a better comparison of our historical performance. During the three and six months ended June 30, 2022, we incurred $6 million, and $7 million, respectively, related to the Merger.

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

Other impairments - Includes customer relationships intangible impairments as the asset groups were not recoverable due to a significant reduction in cash flows.

Covetrus, Inc. 2022 Q2 Form 10-Q	11

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

Disaggregation of Revenue

The tables below present our net revenue disaggregated by major product category and reportable segment. Effective for the first quarter of 2022, we are presenting our disaggregation of net revenue on a third-party basis, excluding intersegment sales. See Note 2 - Segment Data, for net revenue generated by our reportable segments, including inter-segment revenues, with eliminations shown as a separate row prior to consolidation.

	Three Months Ended June 30, 2022
(In millions)	Supply Chain Services	Prescription Management	Software Services	Total
North America	$599	$163	$21	$783
Europe	323	—	2	325
APAC & Emerging Markets	107	—	2	109
Total third-party net sales	$1,029	$163	$25	$1,217

	Three Months Ended June 30, 2021
	Supply Chain Services	Prescription Management	Software Services	Total
North America	$562	$131	$20	$713
Europe	360	—	2	362
APAC & Emerging Markets	112	—	2	114
Total third-party net sales	$1,034	$131	$24	$1,189

	Six Months Ended June 30, 2022
	Supply Chain Services	Prescription Management	Software Services	Total
North America	$1,136	$303	$40	$1,479
Europe	660	—	5	665
APAC & Emerging Markets	216	—	5	221
Total third-party net sales	$2,012	$303	$50	$2,365

	Six Months Ended June 30, 2021
	Supply Chain Services	Prescription Management	Software Services	Total
North America	$1,065	$243	$40	$1,348
Europe	712	—	5	717
APAC & Emerging Markets	221	—	5	226
Total third-party net sales	$1,998	$243	$50	$2,291

Contract Assets and Contract Liabilities

Contract asset balances as of June 30, 2022 and December 31, 2021 were not material. There have been no material changes in our current portion of contract liabilities since the end of fiscal year 2021, and the amounts related to non-current contract liabilities were not material as of June 30, 2022 and December 31, 2021. See Note 1 - Business Overview and Significant Accounting Policies and Note 3 - Revenue from Contracts with Customers of our Form 10-K.

Performance Obligations

Estimated future revenues expected to be generated from our long-term contracts with unsatisfied performance obligations as of June 30, 2022 were not material.

Covetrus, Inc. 2022 Q2 Form 10-Q	12

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

4. EARNINGS (LOSS) PER SHARE

The following is a reconciliation of the numerator and denominator of the basic and diluted EPS computation for earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) available to common shareholders	$(4)	$(31)	$(6)	$(47)

Denominator:
Basic
Weighted-average common shares outstanding	140	137	139	137
Diluted
Effect of dilutive shares	—	—	—	—
Weighted-average common shares outstanding	140	137	139	137

Earnings (loss) per share:
Basic	$(0.03)	$(0.23)	$(0.04)	$(0.34)
Diluted	$(0.03)	$(0.23)	$(0.04)	$(0.34)

Potentially dilutive securities (a)	6	5	6	5

(a) Potentially dilutive securities include stock options, RSUs, RSAs, and PSUs which are excluded from the computation of diluted earnings per share because the securities would have had an antidilutive effect

5. COMMITMENTS AND CONTINGENCIES

We are involved in various legal proceedings that arise in the ordinary course of business. Substantial judgment is required in predicting the outcome of these legal proceedings, many of which may take years to adjudicate. We accrue estimated costs for a contingency when we believe that a loss is probable and can be reasonably estimated. No material loss contingencies were accrued as of June 30, 2022.

Securities Litigation Matter

On September 30, 2019, the City of Hollywood (Florida) Police Officers’ Retirement System filed a putative securities class action lawsuit in the United States District Court for the Eastern District of New York, purportedly on behalf of purchasers of Covetrus common stock from February 8, 2019 through August 12, 2019, against the Defendants. The complaint alleges that the Defendants violated Sections 10(b) and 20(a) of the Exchange Act, by making allegedly false and misleading statements and omissions, primarily regarding the Company’s financial prospects and the integration costs relating to the business combination involving the Animal Health Business and Vets First Choice. The suit seeks unspecified damages, fees, interest, and costs. On August 3, 2021, the Court issued an order granting in part and denying in part Defendants’ motions to dismiss. In particular, the Court dismissed, with prejudice, all claims asserted against our Former Chief Financial Officer, a director, and our Former Parent, as well as certain claims based on alleged misrepresentations attributed to the Company and our Former Chief Executive Officer. The Company has reached a settlement with plaintiffs in the City of Hollywood (Florida) Police Officers' Retirement System putative securities class action lawsuit, filed in the United States District Court for the Eastern District of New York on September 30, 2019. The settlement provides for a fully insured payment to the plaintiffs, in full satisfaction and release of all claims arising out of the lawsuit. The Court preliminarily approved the settlement on July 15th, 2022 and has scheduled a final settlement hearing for October 25, 2022. The Company is responsible for certain defense costs and expenses which have been accrued as of June 30, 2022.

Covetrus, Inc. 2022 Q2 Form 10-Q	13

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Merger Litigation Matters

Six actions (collectively, the “Actions”) have been filed in the United States District Court for the Southern District of New York (“S.D.N.Y.”) in connection with the transactions contemplated by the Merger Agreement: Shiva Stein v. Covetrus, Inc., et al., Case No. 1:22-cv-05737 (S.D.N.Y., filed July 6, 2022); Ryan O’Dell v. Covetrus, Inc., et al., Case No. 1:22-cv-05803 (S.D.N.Y., filed July 7, 2022); Joel Stanley v. Covetrus, Inc., et al., Case No. 1:22-cv-05818 (S.D.N.Y., filed July 8, 2022); Matthew Whitfield v. Covetrus, Inc., et al., Case No. 1:22-cv-05908 (S.D.N.Y., filed July 11, 2022); Jeffrey D. Justice, II. v. Covetrus, Inc., et al., Case No. 1:22-cv-05909 (S.D.N.Y., filed July 11, 2022), and Chris Rayfield v. Covetrus, Inc., et al., Case No. 1:22-cv-06298 (S.D.N.Y, filed July 25, 2022). Each of the Actions names Covetrus and its directors as defendants. The Actions assert claims under Section 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 14a-9 promulgated under the Exchange Act, and allege that the Proxy Statement filed by Covetrus with the Securities Exchange Commission on June 30, 2022 in connection with the Merger contains alleged material misstatements or omissions. The Actions seek, among other things, to enjoin the defendants from proceeding with, consummating or closing the Merger, rescissory damages should the Merger not be enjoined, and an award of attorneys’ and experts’ fees. The defendants believe that the allegations in the Actions are without merit. If additional similar complaints are filed, absent new or different allegations that are material, Covetrus will not necessarily announce such filings.

Purchase Obligations

We are party to an exclusive supply agreement with an unconditional commitment to purchase certain products within the U.S. market until 2025. As of June 30, 2022, there have been no material changes in our purchase obligations since fiscal year end 2021. See Note 8 - Commitments and Contingencies of our Form 10-K.

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

Assets and Liabilities that are Non-designated Hedging Instruments

Foreign currency exchange rate forward contracts

From time to time, we enter into non-designated foreign currency exchange rate forward contracts to manage foreign currency balance sheet exposure risk. These forward agreements are related to foreign currency balance sheet exposure resulting from intercompany loans and provide economic hedges but were not designated as hedges for accounting purposes. The terms of these forward contracts are approximately one month and are expected to be settled in cash upon maturity. The following table presents the notional amounts in USD and fair value of our derivative instruments included in other receivables on our condensed consolidated balance sheets:

	June 30, 2022		December 31, 2021
(In millions)	Notional Amount	Asset	Notional Amount	Asset
Non-Designated Hedging Instruments
Foreign currency exchange rate forward contracts	$65	$2	$56	$—
Total contracts	$65	$2	$56	$—
The estimated fair value of our forward contracts is based on month-end spot rates adjusted by market-based current activity and are classified as level 2 instruments. The changes in the fair values of these foreign currency forward exchange contracts and the underlying hedged exposures are generally offsetting and recorded immediately in other, net on the condensed consolidated statement of operations. We recognized a gain of $5 million during the three and six months ended June 30, 2022 related to our forward contracts.
There were no changes in valuation approaches or techniques during the three and six months ended June 30, 2022. See Note 14 - Fair Value in our Form 10-K for a description of our valuation techniques.

Covetrus, Inc. 2022 Q2 Form 10-Q	14

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

Other than our foreign currency contracts there were no additional assets or liabilities measured on a recurring basis as of June 30, 2022 and December 31, 2021.

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis. These assets and liabilities are recognized at amounts equal to the fair value determined at the date of acquisition or purchase. We do not periodically adjust carrying value to fair value for these assets or liabilities; rather, the carrying value of the asset is reduced to its fair value when there is evidence of impairment. We did not have any assets or liabilities measured at fair value on a nonrecurring basis during the six months ended June 30, 2022.

Assets and Liabilities Not Measured at Fair Value

Financial Assets and Liabilities

The carrying amounts reported on the condensed consolidated balance sheets for cash and cash equivalents, accounts receivable, other receivables, accounts payable, and accrued expenses approximate their fair value due to the short maturity of those instruments.

Long-term Debt

Our long-term debt is classified as a level 2 instrument. The carrying amount of the term loan approximates fair value.

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

Covetrus, Inc. 2022 Q2 Form 10-Q	15

COVETRUS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In millions) (Unaudited)

8. ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table presents the changes in accumulated other comprehensive loss, net of applicable taxes, by component:

Three Months Ended June 30, 2022	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at March 31, 2022	$—	$(81)	$(81)
Other comprehensive loss before reclassifications	—	(29)	(29)
Reclassified from Accumulated other comprehensive loss to earnings	—	—	—
Period Change	—	(29)	(29)
Balance at June 30, 2022	$—	$(110)	$(110)

Three Months Ended June 30, 2021
Balance at March 31, 2021	$(1)	$(74)	$(75)
Other comprehensive gain before reclassifications	—	7	7
Reclassified from Accumulated other comprehensive loss to earnings	2	—	2
Period Change	2	7	9
Balance at June 30, 2021	$1	$(67)	$(66)

Six Months Ended June 30, 2022	Derivative Gain (Loss)	Foreign Currency Translation Gain (Loss)	Total
Balance at December 31, 2021	$—	$(79)	$(79)
Other comprehensive loss before reclassifications	—	(31)	(31)
Reclassified from Accumulated other comprehensive loss to earnings	—	—	—
Period Change	—	(31)	(31)
Balance at June 30, 2022	$—	$(110)	$(110)

Six Months Ended June 30, 2021
Balance at December 31, 2020	$(3)	$(63)	$(66)
Other comprehensive loss before reclassifications	—	(4)	(4)
Reclassified from Accumulated other comprehensive loss to earnings	4	—	4
Period Change	4	(4)	—
Balance at June 30, 2021	$1	$(67)	$(66)

Comprehensive income (loss) includes certain gains and losses that are excluded from net income (loss) under GAAP as these amounts are recorded directly as an adjustment to total equity. We recognize foreign currency translation losses as a component of comprehensive income (loss) due to changes in foreign exchange rates from the beginning of the period to the end of the period. Fluctuations in the value of foreign currencies as compared to USD may have a significant impact on comprehensive income (loss). The tax effect on the components comprehensive income (loss) was not material for the periods presented.

Covetrus, Inc. 2022 Q2 Form 10-Q	16

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-looking Statements

Certain matters discussed in this Form 10-Q, and in particular, this management’s discussion and analysis of financial condition and results of operations, contain statements, estimates, and projections that are “forward-looking statements” as defined under U.S. federal securities laws and involve substantial risks and uncertainties. When used in this Report, the words “anticipate,” “assume,” “believe,” “budget,” “continue,” “could,” “estimate,” “expect,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should,” “will,” and the negative of these or similar terms and phrases are intended to identify forward-looking statements. Such statements are subject to numerous risks and uncertainties, and actual results could differ materially from those anticipated due to a number of factors including but not limited to:

•the potential for political, social, or economic unrest, terrorism, hostilities, or war, including the ongoing war between Russia and Ukraine and the impact of financial and economic sanctions on the regional and global economy
•the impact of the Merger Agreement, including the disruption of management's attention from ongoing operations, inability to complete the Merger due to failure to obtain shareholder approval or satisfy other closing conditions, risk that if the Merger is not completed, the market price of our common stock could decline, risk that we may not be able to retain key personnel, the impact on our relationships with our customers and suppliers, the impact on our operations, the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement, including a termination under circumstances that could require the Company to pay a termination fee to Corgi Bidco, Inc.
•the impact of inflationary effects and changes in foreign currency exchange rates on the Company
•access to financial markets, the impact of interest rates on our debt service costs and any new debt financing we may seek to execute
•the effect of health epidemics, including the COVID-19 pandemic, on our business and the success of any measures we have taken or may take in the future in response thereto, including compliance with prolonged measures to contain the spread of COVID-19, which may impact our ability to continue operations at our distribution centers and pharmacies
•the ability to achieve performance targets, including managing our growth effectively
•the ability to launch new products
•the ability to successfully integrate acquisitions, operations, and employees
•the ability to continue to execute on our strategic plan
•the ability to attract and retain key personnel
•the ability to manage relationships with our supplier network, including negotiating acceptable pricing and other terms with these partners
•the ability to attract and retain customers in a price sensitive environment
•the ability to maintain quality standards in our technology product offerings, as well as associated customer service interactions to minimize loss of existing Customers, and attract new Customers
•changes in the legislative landscape in which we operate, including potential corporate tax reform, and our ability to adapt to those changes as well as adaptation by the third parties we are dependent upon for supply and distribution
•the impact of litigation
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

Covetrus, Inc. 2022 Q2 Form 10-Q	17

We operate in a very competitive and rapidly changing market. New risks emerge from time to time, and it is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The results of operations for the three and six months ended June 30, 2022 are not necessarily indicative of what our operating results for the full fiscal year will be. For the foregoing reasons, you are cautioned against relying on any forward-looking statements.

You should read the following discussion and analysis of our financial condition and results of operations together with our unaudited condensed consolidated financial statements and the related notes thereto appearing elsewhere in this Form 10-Q and our audited consolidated financial statements and the related notes and other financial information included in our Form 10-K.

Rounding adjustments applied to individual numbers and percentages shown in this Report may result in these figures differing immaterially from their absolute values and certain tables may not foot or cross-foot.

Overview

We are a global animal-health technology and services company dedicated to supporting the companion, equine, and large-animal veterinary markets. Our mission is to provide a broad array of products, services, and technology to veterinarians and animal-health practitioners across the globe, so they can deliver exceptional care to their patients when and where it is needed.

We are currently in the third year of our three-year strategic roadmap to drive long-term value creation:
•2020 - Streamline - Focus our business
•2021 - Synchronize - Harmonize our capabilities
•2022 - Accelerate - Expand our offering
See Item 1. Business - Our Strategy in our Form 10-K for more information on our three-year strategy and our synchronization priorities for 2022.
Proposed Merger
On May 24, 2022, we entered into a Merger Agreement by and among the Company, Corgi Bidco, Inc., and Corgi Merger Sub, Inc., providing for the acquisition of the Company by Corgi Bidco, Inc. The Merger Agreement provides that, among other things, upon the terms and subject to the conditions set forth in the Merger Agreement, Corgi Merger Sub, Inc. will merge with and into the Company, with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Corgi, Bidco, Inc.

Pursuant to the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company issued and outstanding immediately prior to the Effective Time of the Merger (other than (i) Shares owned by Corgi Bidco, Inc., and Corgi Merger Sub or any of their respective subsidiaries (including the Shares to be transferred by CD&R Holdings), to Corgi Bidco, Inc. immediately prior to the Effective Time), (ii) Shares owned by the Company as treasury stock, and (iii) Shares that are owned by the shareholders of the Company who will not have voted in favor of the adoption of the Merger Agreement and will have properly exercised appraisal rights in respect of such Shares in accordance with Section 262 of the Delaware General Corporation Law) will be converted into the right to receive $21.00 per Share in cash, without interest thereon.

The parties' obligations to consummate the Merger are subject to the satisfaction or waiver of certain customary closing conditions set forth in the Merger Agreement, including, among others: (i) the adoption of the Merger Agreement by the holders of a majority of the outstanding Shares, (ii) receipt of certain consents and approvals from governmental entities, (iii) the absence of any law or governmental order prohibiting the Merger, (iv) no Company Material Adverse Effect having occurred since the signing of the Merger Agreement and (v) certain other customary conditions relating to the parties’ representations and warranties in the Merger Agreement and the performance of their respective obligations. The Merger is currently expected to close in the second half of 2022, subject to the satisfaction or waiver of the closing conditions.

Additional information about the Merger is set forth in our Current Report on Form 8-K filed with the SEC on May 25, 2022, and our preliminary proxy statement filed with the SEC on June 30, 2022, which disclosure is incorporated by reference herein.
Segments

Covetrus, Inc. 2022 Q2 Form 10-Q	18

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

Europe Segment: We offer supply chain services and software services to our Customers and Animal Owners.

APAC and Emerging Markets Segment: We offer supply chain services and software services to our Customers and Animal Owners.
Across our segments and major product groups, the willingness of Animal Owners to spend with their veterinarians on preventative and therapeutic treatments and procedures is critical to our financial performance. In the companion-animal market specifically, there is an ongoing trend of owners humanizing, or providing the best possible lives for their pets. Across the companion-animal, equine, and large animal markets, we anticipate that for us to succeed on our strategic roadmap, we should prioritize value creation with our Customers so that we can seek to strengthen the relationship between Customers and Animal Owners as well as enable our Customers to provide proactive healthcare options to Animal Owners.

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

Revenue Growth

The net sales growth for the six months ended June 30, 2022 is reflective of companion-animal end market growth rates returning to pre-COVID-19 levels, our improved sales execution which was furthered by our commercial organization realignment within our North America segment from late 2020 into 2021, and continued growth in usage of prescription management and online pharmacy services by Customers and Animal Owners. Our prescription management and online pharmacy service are currently available in our North America segment. We believe the retention of Customers and their Animal-Owner clients brought to us during the COVID-19 pandemic in 2020 and beyond, our continued market penetration, and the introduction of product and service offerings aimed at driving greater utilization of our online pharmacy services could lead to long-term net sales growth.

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

Covetrus, Inc. 2022 Q2 Form 10-Q	19

The sales of animal health products can also vary due to changes in the price of commodities used in manufacturing the products and weather patterns, which may also affect period-over-period financial results. We expect our historical seasonality trends to continue in the foreseeable future despite that the climate change around the world may have an increased effect on both the timing and magnitude of these seasonal impacts.

Cost Inflation and Labor Availability

We are also closely tracking macroeconomic factors, including rising inflation, that is increasing costs for our operations, which our expense management practices may or may not be able to offset. For example, costs have risen related to elevated labor turnover beginning in the spring of 2021, worker shortages and increased competition for a diminished labor pool, employee retention programs, global supply chain disruptions, and increased transportation rate and fuel cost. We also expect indirect impacts of inflation on our business, for example, inflation and rising fuel costs resulting in increased travel expenses, beyond volume-related increases in travel in 2022, as COVID-19 restrictions continue to be lifted across many of the geographies where we have operations. We expect cost inflation and transportation costs to remain elevated throughout the rest of fiscal 2022. As our estimates of inflation for fiscal 2022 continue to change, it is impractical to quantify the impact at this time.

Terms with Key Suppliers, Customers, and Partners

Each year, suppliers engage in negotiations with us regarding pricing terms, including performance rebates and other growth incentives. Our supply chain services are dependent upon third-party suppliers, and the results of these negotiations, including whether the contractual relationship remains in place, can have a material impact on the financial performance of our business. We are focused on developing stronger relationships with our manufacturers and suppliers, and we expect to utilize our strategic growth initiatives to influence Customer and Animal-Owner brand loyalty in our efforts to drive value for our suppliers. However, if a competitor is able to obtain better terms with suppliers in the veterinary channel or obtain exclusivity on products we typically sell to our Customers within the global animal-health market or if a supplier decides to go directly to the Customer or Animal-Owner and bypass our services, our business could be impacted beyond the short-term.

Our supplier relationships are concentrated with five suppliers accounting for approximately 50% and 48% of our purchases for the six months ended June 30, 2022 and year ended December 31, 2021, respectively. If we were to lose one of these five major manufacturing relationships, our global financial performance could be materially affected. Our ability to exercise influence over the terms with these suppliers has historically been limited, resulting in pressure on our ability to grow our gross profit margins.

Foreign Currency Translation Effect

Our performance was impacted by the appreciation of the USD as compared to other currencies for the three and six months ended June 30, 2022 as compared to the same periods of 2021. However, this effect may be temporary and reverse. The table below presents the foreign currency translation effect on our results of operations for the three and six months ended June 30, 2022 by applying the rates in effect for the comparable prior-year period.

(In millions)	Effect on the total Company(1)	Europe(2)	APAC & Emerging Markets(3)
Three Months Ended June 30, 2022
Net sales	$(45)	$(38)	$(7)
Adjusted EBITDA	$(2)	$(2)	$—
Six Months Ended June 30, 2022
Net sales	$(70)	$(58)	$(12)
Adjusted EBITDA	$(4)	$(3)	$(1)
(1) Adjusted EBITDA is our segment measure of profitability. Total company Adjusted EBITDA is a non-GAAP measure and is reconciled in our segment footnote in accordance with ASC 280.
(2) The British Pound, Euro, and Polish Zloty were the foreign currencies with the largest translation impact on our results within our Europe Segment
(3) The Australian Dollar and the New Zealand Dollar were the foreign currencies with the largest translation impact on our results within our APAC & Emerging Markets segment

Investing in Innovation

Our strategic initiatives in the near and long-term are focused on executing on our connected care strategy which seeks to align a connected veterinary practice with a connected consumer through bridging in-clinic engagement to a healthy at-home lifestyle, which we expect to deliver value to both Customers and Animal Owners. A key component of this strategy is our all-in cloud-

Covetrus, Inc. 2022 Q2 Form 10-Q	20

based veterinary operating system, Covetrus Pulse™, which was released in North America in May 2022. Covetrus Pulse™ is intended to unite the applications veterinary practices rely on into one secure cloud platform driving improved efficiencies in business operations, animal health, and client experiences. With Covetrus Pulse™, we expect to enable our Customers to create, renew, and approve prescriptions, communicate with Animal Owners and coworkers, personalize dashboards used in practice management, and customize in-clinic and Animal Owner experiences using a suite of preferred third-party applications. In May 2022, we launched our international cloud-based practice management solution, Ascend, and we plan on launching additional new products during the year. Additionally, new features added to our on-premise software solutions and our next generation prescription management capabilities are expected to improve our Customers' and Animal-Owners' experiences as well as drive growth for our Customers’ practices.

Our priorities also include focusing on accelerating the contribution provided by our higher margin technology, e-commerce, and proprietary products and solutions, including aligning our organization structure to harmonize and advance these offerings in a coordinated go-to-market strategy. SmartPak and Covetrus-branded products and proprietary brands like Kruuse, Vi, and Calibra are included within our supply chain services major product category. To support these strategic initiatives, our spending will likely further increase to support our organic growth initiatives and acquisition strategy in the animal-health market. We will closely monitor the expenses we deem necessary for growth and maintain ongoing cost management practices to align expenses with expected volumes and provide long-term flexibility for our transformation.

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

The amortization of these intangibles has a long-term effect on our expense recognition. Product formulas are amortized to Cost of sales as these formulas are directly tied to the production of compounded products as alternatives to back-ordered solutions, patient-specific customized medications, and in-clinic use medications. Amortization expense for our other intangible assets not directly related to sales-generating activities is included in SG&A.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Cost of sales	$2	$1	$5	$2
Selling, general and administrative	29	33	57	67
Total amortization expense	$31	$34	$62	$69

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

Key Factors and Trends Affecting our Results, as discussed above, presented by Segment

North America Segment

Covetrus, Inc. 2022 Q2 Form 10-Q	21

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

Europe Segment
•Continuing our progress on rationalizing our operations in the U.K. and Germany: our efforts in Germany are delivering improved profitability albeit at a reduced sales baseline. Our operations in the U.K. have experienced a decline in sales following the loss of Merck & Co. as a supply partner effective January 1, 2021 as well as a subsequent loss of a customer during the first quarter of 2021 resulting in unfavorable comparisons through the first quarter of 2022.
•Foreign currency translation effects due to a stronger USD
•Although we do not have operations in Russia and Ukraine, we have experienced increased costs for transportation, energy, and raw material due in part to the negative impact of the Russian invasion of Ukraine on the global economy. To date, the Russian invasion of Ukraine has not had a material impact on our business, financial condition, or result of operations.

Asia-Pacific and Emerging Markets Segment
•Foreign currency translation effects due to a stronger USD

Results of Operations

	Three Months Ended June 30,				Six Months Ended June 30,
(In millions)	2022	2021	$ Change B/(W)	% Change B(W)	2022	2021	$ Change B/(W)	% Change B/(W)
Net sales	$1,217	$1,189	$28	2%	$2,365	$2,291	$74	3%
Cost of sales	988	969	(19)	(2)	1,911	1,861	(50)	(3)
Gross profit	229	220	9	4	454	430	24	6
Operating expenses:
Selling, general and administrative	225	229	4	2	444	442	(2)	—
Operating income (loss)	$4	$(9)	$13	NM	$10	$(12)	$22	NM

Interest expense, net	$(7)	$(9)	$2	22%	$(14)	$(18)	$4	22%
Other, net	$—	$—	$—	NM	$2	$—	$2	NM
Net income (loss)	$(4)	$(31)	$27	87%	$(6)	$(47)	$41	87%
Net income (loss) attributable to Covetrus	$(4)	$(31)	$27	87%	$(6)	$(47)	$41	87%

Year-Over-Year Period Comparisons

Net Sales

	Three Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$783	$713	$70	10%
Europe	327	366	(39)	(11)
APAC & Emerging Markets	109	114	(5)	(4)
Eliminations	(2)	(4)	2	NM
Total net sales	$1,217	$1,189	$28	2%

Covetrus, Inc. 2022 Q2 Form 10-Q	22

North America net sales +$70 million І +10%
3 months Q2 2022 v Q2 2021

↑	Primarily due to $37 million in net, supply chain organic sales growth driven by companion animal parasiticide sales, $26 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners as well as sales of $7 million associated with our acquisitions of Great Pet Care in the first quarter of 2022 and VCP in the third quarter of 2021

Europe net sales -$(39) million І -(11)%
3 months Q2 2022 v Q2 2021

↓	Largely due to $(38) million in unfavorable foreign exchange rate impact from a stronger USD, $(12) million driven by declining sales in the U.K. due to corporate market softness and consolidation within our customer groups, a $(3) million decline in sales in Germany related to opportunistic sales in 2021 that did not recur in 2022, and a decline in proprietary brands sales relative to higher sales in 2021 associated with COVID-19
↑	Primarily due to $15 million in organic sales growth including strong performance in the Netherlands, Poland, and Ireland

APAC & Emerging Markets net sales -$(5) million І -(4)%
3 months Q2 2022 v Q2 2021

↓	More than explained by $(7) million in unfavorable exchange rate impact from a stronger USD
↑	Primarily due to $2 million from strong underlying supply chain organic sales growth driven by price increases as well as elevated sales volume, in particular within Australia and New Zealand

Consolidated net sales +$28 million І +2%
3 months Q2 2022 v Q2 2021

↑	Primarily due to net, supply chain organic sales growth in North America and APAC & Emerging Markets as well as certain markets within Europe, prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners as well as sales associated with acquisitions
↓	Largely due to $(45) million unfavorable foreign exchange rate impact in Europe and APAC & Emerging Markets from a stronger USD, declining sales in the U.K. due to corporate market softness and consolidation within our customer groups, decline in sales in Germany related to opportunistic sales in 2021 that did not recur in 2022, as well as decline in proprietary brands sales relative to higher sales in 2021 associated with COVID-19

Net Sales

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$1,479	$1,348	$131	10%
Europe	671	727	(56)	(8)
APAC & Emerging Markets	221	226	(5)	(2)
Eliminations	(6)	(10)	4	(40)
Total net sales	$2,365	$2,291	$74	3%

North America net sales +$131 million І +10%
6 months Q2 2022 v Q2 2021

↑	Primarily due to $71 million in net, supply chain organic sales growth driven by companion animal parasiticide sales and continued strong performance in proprietary brands, $52 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners as well as $10 million in sales associated with our acquisitions of Great Pet Care in the first quarter of 2022 and VCP in the third quarter of 2021
↓	Largely due to $(2) million decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners

Europe net sales -$(56) million І -(8)%
6 months Q2 2022 v Q2 2021

Covetrus, Inc. 2022 Q2 Form 10-Q	23

↓	More than explained by $(58) million in unfavorable foreign exchange rate impact from a stronger USD, $(26) million driven by declining sales in the U.K. due to corporate market softness and consolidation within our customer groups and the loss of Merck & Co. as a supply partner as well as a loss of a customer in the first quarter of 2021, a decline in proprietary brands sales relative to higher sales in 2021 associated with COVID-19, and a decline in sales in Germany related to opportunistic sales in 2021 that did not recur in 2022
↑	Primarily due to $31 million in organic sales growth including the strong performance in the Netherlands, Poland, Ireland, and Romania, as well as acquisitions completed in the first quarter of 2022

APAC & Emerging Markets net sales -$(5) million І -(2)%
6 months Q2 2022 v Q2 2021

↓	More than explained by $(12) million in unfavorable foreign exchange rate impact from a stronger USD
↑	Primarily due to $7 million from strong underlying supply chain organic sales growth driven by price increases as well as elevated sales volume, in particular within Australia and New Zealand

Consolidated net sales +$74 million І +3%
6 months Q2 2022 v Q2 2021

↑	Primarily due to net, supply chain organic sales growth in North America and APAC & Emerging Markets as well as certain markets within Europe, prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, as well as sales associated with acquisitions
↓	Largely due to $(70) million unfavorable foreign exchange rate impact in Europe and APAC & Emerging Markets from a stronger USD, declining sales in the U.K. due to corporate market softness and consolidation within our customer groups and the loss of Merck & Co. as a supply partner as well as a loss of a customer in the first quarter of 2021, a decline in proprietary brands sales relative to higher sales in 2021 associated with COVID-19 as well as a decline in sales in Germany related to opportunistic sales in 2021 that did not recur in 2022
Gross Profit and Gross Profit Margin

	Three Months Ended June 30,
(In millions)	2022	Gross Margin %	2021	Gross Margin %	$ Change	Gross Profit % Change
North America	$158	20.2%	$144	20.2%	$14	10%
Europe	50	15.3	53	14.5	(3)	(6)
APAC & Emerging Markets	21	19.3	23	20.2	(2)	(9)
Total Gross profit	$229	18.8%	$220	18.5%	$9	4%

North America gross profit +$14 million І +10%
3 months Q2 2022 v Q2 2021

↑	Primarily due to $7 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, $5 million in supply chain growth driven by growth in the companion animal market as well as the net contribution from acquisitions of Great Pet Care in the first quarter of 2022 and VCP and AppointMaster in the third quarter of 2021

Europe gross profit -$(3) million І -(6)%
3 months Q2 2022 v Q2 2021

↓	Largely due to $(6) million in unfavorable foreign exchange rate impact from a stronger USD
↑	Primarily due to $1 million from organic sales growth in several markets, including the Netherlands, Czech Republic, and Romania as well as acquisitions completed in the first quarter of 2022

APAC & Emerging Markets gross profit -$(2) million І -(9)%
3 months Q2 2022 v Q2 2021

↓	Largely due to $(1) million in unfavorable foreign exchange rate impact from a stronger USD

Covetrus, Inc. 2022 Q2 Form 10-Q	24

Consolidated gross profit +$9 million І +4%
3 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, supply chain organic sales growth in North America driven by growth in the companion animal market, net supply chain organic sales growth within certain markets in Europe and acquisitions
↓	Largely driven by an unfavorable foreign exchange rate impact from a stronger USD
Gross Profit and Gross Profit Margin

	Six Months Ended June 30,
(In millions)	2022	Gross Margin %	2021	Gross Margin %	$ Change	Gross Profit % Change
North America	$306	20.7%	$275	20.4%	$31	11%
Europe	103	15.4	109	15.0	(6)	(6)
APAC & Emerging Markets	45	20.4	46	20.4	(1)	(2)
Total Gross profit	$454	19.2%	$430	18.8%	$24	6%

North America gross profit +$31 million І +11%
6 months Q2 2022 v Q2 2021

↑	Primarily due to $18 million from prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, $12 million from supply chain organic sales growth driven by continued strong performance in proprietary brands and the companion animal market as well as the net contribution from acquisitions of Great Pet Care in the first quarter of 2022 and VCP and AppointMaster in the third quarter of 2021
↓	Largely due to a $(3) million decrease in software services primarily a result of the loss of legacy data contracts with manufacturer partners and increased amortization expense tied to acquisitions completed in 2021

Europe gross profit -$(6) million І -(6)%
6 months Q2 2022 v Q2 2021

↓	Largely due to $(9) million in unfavorable foreign exchange rate impact from a stronger USD and $(1) million from a decrease in supply chain gross profit driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in the first quarter of 2021, as well as a decline in proprietary brands sales relative to higher sales in 2021 associated with COVID-19
↑	Primarily due to $5 million from organic sales growth in several markets, including the Netherlands, Romania, Poland, and Germany

APAC & Emerging Markets gross profit -$(1) million І -(2)%
6 months Q2 2022 v Q2 2021

↓	Largely due to $(2) million in unfavorable foreign exchange rate impact from a stronger USD
↑	Primarily due to $1 million from organic sales growth related to supply chain, in particular within Australia and New Zealand

Consolidated gross profit +$24 million І +6%
6 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, supply chain organic sales growth in North America driven by continued strong performance in proprietary brands and the companion animal market, net supply chain organic sales growth within certain markets in Europe, acquisitions, and APAC & Emerging Markets net supply chain organic sales growth
↓	Largely driven by an unfavorable foreign exchange rate impact from a stronger USD, a decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners, and the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in the first quarter of 2021

Covetrus, Inc. 2022 Q2 Form 10-Q	25

SG&A

	Three Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$137	$127	$10	8%
Europe	39	42	(3)	(7)
APAC & Emerging Markets	15	16	(1)	(6)
Corporate	34	44	(10)	(23)
Total SG&A	$225	$229	$(4)	(2)%

North America SG&A +$10 million І +8%
3 months Q2 2022 v Q2 2021

↑	Largely due to $6 million in increased personnel costs related to the structure needed to support sales growth, $3 million of expenses from our acquisitions of Great Pet Care in the first quarter of 2022 and VCP and AppointMaster in the third quarter of 2021, $2 million increase in facilities costs, including costs related to our new Arizona and Maine pharmacies and our new North America Distribution Center in Ohio, increased travel and trade show costs of $1 million as certain of these activities have resumed in 2022 as well as increased software expense particularly in prescription management due to increased utilization from a growing number of Customers
↓	Primarily due to $(4) million in reduced intangible amortization expense related to assets that became fully amortized prior to 2022

Acquisition-related intangible amortization was 19% of North America SG&A in 2022 and 23% in 2021

Europe SG&A -$(3) million І -(7)%
3 months Q2 2022 v Q2 2021

↓	Largely due to $(5) million of favorable foreign exchange rate impacts
↑	Primarily due to $1 million increase in travel and entertainment as certain of these activities have resumed in 2022, and $1 million in increased software expense as we roll out an enterprise resource planning system

APAC & Emerging Markets SG&A -$(1) million І -(6)%
3 months Q2 2022 v Q2 2021

↓	Largely due to favorable foreign exchange rate impacts

Corporate SG&A -$(10) million І -(23)%
3 months Q2 2022 v Q2 2021

↓	Primarily due to $(12) million decrease in strategic consulting fees, a $(2) million decrease in share-based compensation expense related to our long-term incentive program grants, as well as a decrease of $(2) million in consulting and professional fees
↑	Largely due to a $6 million increase in transaction costs primarily related to the Merger

Consolidated SG&A -$(4) million І -(2)%
3 months Q2 2022 v Q2 2021

↑	Largely due to increased personnel costs as we continue to invest in certain business to support growth, increased transaction costs, acquisitions, increased travel and trade show costs as certain of these activities have begun to resume in 2022, increased software expense as we roll out an enterprise resource planning system and utilization, and increased facilities costs in North America
↓	Primarily due to decreases in strategic consulting fees, favorable foreign exchange rate impacts, reduced amortization of intangibles related to assets that became fully amortized prior to 2022, a decrease in share-based compensation expense related to our long-term incentive program grants as well as a decrease in consulting and professional fees

Covetrus, Inc. 2022 Q2 Form 10-Q	26

SG&A

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$267	$251	$16	6%
Europe	82	84	(2)	(2)
APAC & Emerging Markets	30	30	—	—
Corporate	65	77	(12)	(16)
Total SG&A	$444	$442	$2	—%

North America SG&A +$16 million І +6%
6 months Q2 2022 v Q2 2021

↑	Largely due to $12 million in increased personnel costs related to the structure needed to support sales growth, $5 million of expenses from our acquisitions of Great Pet Care in the first quarter of 2022 and VCP and AppointMaster in the third quarter of 2021, $4 million increase in facilities costs, including costs related to our new Arizona and Maine pharmacies and our new North America Distribution Center in Ohio, increased travel and trade show costs of $3 million as certain of these activities have begun to resume in 2022, and $2 million in increased software expense particularly in prescription management due to increased utilization from a growing number of Customers
↓	Primarily due to $(9) million in reduced intangible amortization expense related to assets that became fully amortized prior to 2022 and $(1) million of customer relationship intangible asset impairments in the prior year

Acquisition-related intangible amortization was 19% of North America SG&A in 2022 and 24% in 2021

Europe SG&A -$(2) million І -(2)%
6 months Q2 2022 v Q2 2021

↓	Largely due to $(7) million of favorable foreign exchange rate impacts
↑	Primarily due to $2 million of increased expense in Germany as we continue to stabilize supply chain operations, $2 million in increased software expense as we roll out an enterprise resource planning system, and $1 million in increased travel and trade show costs as certain of these activities have begun to resume in 2022

APAC & Emerging Markets SG&A $— million І —%
6 months Q2 2022 v Q2 2021

↓	Largely due to $(1) million in favorable foreign exchange rate impacts
↑	Primarily due to $1 million in increased personnel costs

Corporate SG&A -$(12) million І -(16)%
6 months Q2 2022 v Q2 2021

↓	Primarily due to $(14) million in decreased strategic consulting fees, $(3) million in legal fee insurance recoveries related to the Securities Litigation Matter and other legal matters, $(2) million related to the formation of Covetrus incurred in 2021 that did not recur in 2022, $(2) million decrease in share-based compensation expense related to our long-term incentive program grants as well as a decrease in consulting and professional fees
↑	Largely due to $6 million in increased transaction costs mostly related to the Merger and a $3 million legal settlement related to the Securities Litigation Matter

Consolidated SG&A +$2 million І —%
6 months Q2 2022 v Q2 2021

Covetrus, Inc. 2022 Q2 Form 10-Q	27

↑	Largely due to increased personnel costs as we continue to invest in certain business to support growth, increased transaction costs, acquisitions, increased travel and trade show costs as certain of these activities have begun to resume in 2022, increased facilities costs in North America, increased software expense as we roll out an enterprise resource planning system and utilization, the Securities Litigation Matter settlement, and increased expense in Germany as we continue to stabilize supply chain operations
↓	Primarily due to a decrease in strategic consulting fees, reduced amortization of intangibles related to assets that became fully amortized prior to 2022, favorable foreign exchange rate impacts, legal fee insurance recoveries related to the Securities Litigation Matter and other legal matters, expense related to the formation of Covetrus, a decrease in share-based compensation expense related to our long-term incentive program grants, and customer relationship intangible impairments in the prior year as well as decreased consulting and professional fees

Income Taxes

3 months Q2 2022
Income tax expense of $1 million on a loss before income taxes of $3 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. losses.

3 months Q2 2021
Income tax expense of $13 million on a loss before income taxes of $18 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

6 months Q2 2022
Income tax expense of $4 million on a loss before income taxes of $2 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily relates to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. and non-U.S. losses and items recorded discretely.

6 months Q2 2021
Income tax expense of $17 million on a loss before income taxes of $30 million
The difference between our tax expense and the tax expense using the statutory tax rates for the jurisdictions in which we operate, for this period, primarily related to valuation allowances due to uncertainty regarding the realization of future tax benefits from certain U.S. deferred tax assets and certain expenses not deductible in the U.S.

Adjusted EBITDA

	Three Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$63	$59	$4	7%
Europe	17	20	(3)	(15)
APAC & Emerging Markets	8	9	(1)	(11)
Corporate	(22)	(22)	—	—
Total adjusted EBITDA	$66	$66	$—	—%

North America Adjusted EBITDA +$4 million І +7%
3 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth of $3 million driven by increased utilization from a growing number of Customers and Animal Owners as well as acquisitions

Europe Adjusted EBITDA -$(3) million І -(15)%
3 months Q2 2022 v Q2 2021

Covetrus, Inc. 2022 Q2 Form 10-Q	28

↓	Largely due to $(2) million in unfavorable foreign exchange rate impact due to a stronger USD and a $(1) million decrease in our proprietary brands, Kruuse and Vi, including the effect of higher than normal net sales in the prior year period and increased SG&A expenses as we invest in this higher-margin business

APAC & Emerging Markets Adjusted EBITDA -$(1) million І -(11)%
3 months Q2 2022 v Q2 2021

↓	Largely due to a decrease in supply chain, particularly in Brazil

Corporate Non-GAAP Adjusted EBITDA $— million І —%
3 months Q2 2022 v Q2 2021

↑	Primarily due to a $2 million decrease in consulting and professional fees
↓	Largely due to foreign exchange transaction effects associated with intercompany notes of $(1) million resulting from a gain in 2021 as compared to a loss in 2022 as we have entered into monthly foreign exchange hedges to minimize the impact of our non-USD denominated intercompany notes

Consolidated Non-GAAP Adjusted EBITDA $— million І —%
3 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners and decreased consulting and professional fees
↓	Largely due to an unfavorable foreign exchange rate impact due to a stronger USD, foreign exchange transaction effects associated with intercompany notes, and a decrease in our proprietary brands, Kruuse and Vi, in Europe

Adjusted EBITDA

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change	% Change
North America	$120	$111	$9	8%
Europe	35	41	(6)	(15)
APAC & Emerging Markets	18	19	(1)	(5)
Corporate	(44)	(48)	4	8
Total adjusted EBITDA	$129	$123	$6	5%

North America Adjusted EBITDA +$9 million І +8%
6 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth of $10 million driven by increased utilization from a growing number of Customers and Animal Owners, $1 million of supply chain organic sales growth driven by continued strong performance in proprietary brands, and additional contributions from acquisitions
↓	Largely due to a $(3) million decrease in software services primarily a result of the loss of legacy data contracts with certain manufacturer partners and investments to support upcoming product launches later in 2022

Europe Adjusted EBITDA -$(6) million І -(15)%
6 months Q2 2022 v Q2 2021

↓	Largely due to a $(4) million decrease in our proprietary brands, Kruuse and Vi, including the effect of higher than normal net sales in the prior year period and increased SG&A expenses as we invest in this higher-margin business, $(3) million in unfavorable foreign exchange rate impact due to a stronger USD, and $(1) million from a decrease in supply chain driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in the first quarter of 2021
↑	Primarily due to $2 million of positive organic growth in several markets, including Germany, the Netherlands and Romania as well as additional contributions from acquisitions

Covetrus, Inc. 2022 Q2 Form 10-Q	29

APAC & Emerging Markets Adjusted EBITDA -$(1) million І -(5)%
6 months Q2 2022 v Q2 2021

↓	Largely due to $(1) million in unfavorable foreign exchange rate impact due to a stronger USD

Corporate Adjusted EBITDA +$4 million І +8%
6 months Q2 2022 v Q2 2021

↑	Largely due to $3 million in legal fee insurance recoveries related to the Securities Litigation Matter and other legal matters, foreign exchange transaction effects associated with intercompany notes of $1 million resulting from a loss in 2021 as we have entered into monthly foreign exchange hedges to minimize the impact of our non-USD denominated intercompany notes in 2022 as well as a decrease in consulting and professional fees
↓	Largely due to $(3) million legal settlement related to Securities Litigation Matter

Consolidated Adjusted EBITDA +$6 million І +5%
6 months Q2 2022 v Q2 2021

↑	Primarily due to prescription management growth driven by increased utilization from a growing number of Customers and Animal Owners, legal fee insurance recoveries, net supply chain organic sales growth within certain markets in Europe, supply chain organic sales growth in North America, acquisitions, foreign exchange transaction effects associated with intercompany notes as well as a decrease in consulting and professional fees
↓	Largely due to an unfavorable foreign exchange rate impact due to a stronger USD, a decrease in our proprietary brands, Kruuse and Vi, a decrease in supply chain driven by the loss of Merck & Co. as a supply partner as well as a loss of a customer, both in the U.K., in the first quarter of 2021 in Europe, a decrease in software services in North America, and the Securities Litigation Matter settlement

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

Revolving Line of Credit Borrowings

(In millions)	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Average borrowing on our revolving line of credit (1)	13	$14	$—
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

Covetrus, Inc. 2022 Q2 Form 10-Q	30

•Unconditional purchase obligations, such as an exclusive supply agreement we have which obligates us to purchase $29 million of products through September 30, 2025. In 2022, we are obligated to buy $8 million of inventory. see Note 5 - Commitments and Contingencies

We also have short- and long-term sources of cash:
•Accounts receivable, which has historically been highly liquid is an ongoing short-term source of cash. At June 30, 2022 and December 31, 2021, we had accounts receivable of $550 million, net of $4 million allowance, and $480 million, net of $4 million allowance, respectively
•Borrowing availability under our revolving line of credit, subject to our covenant restrictions, as applicable, and
•Accessing the capital and credit markets for incremental liquidity

Planned uses of liquidity included in our near-term strategic plan:
•Completing our pharmacy innovation and operational capacity expansion in Arizona and Maine
•Enhancing the consumer experience through continuous improvements in e-commerce, appointment management, wellness, and veterinarian-to-pet-owner connectivity
•Expanding our value proposition communication to the market and refinement of our commercial organization go-to market strategy
•Developing or acquiring cloud-based practice management software and technology coordination with select existing service offerings, including our recently acquired software from VCP and AppointMaster
•Enabling business-to-business ordering capabilities focused on our compounding services, distribution, and inventory management services
•Optimizing our distribution network in North America, including investments in the systems and facilities that support our network
•Rolling out a European enterprise resource planning system to reduce complexity in our enterprise resource planning landscape
•Investing in external growth opportunities to support our strategic objectives and potentially making acquisitions and investments earlier or later than we expect, and
•Mandatory term loan facility amortization payments and related interest

Acquisitions

We acquired Great Pet Care in March 2022, for $14 million in cash and $10 million in common stock. We have accounted for $1.5 million of common stock consideration as deferred compensation for continuing employees. This acquisition advances our strategy to support Customers in providing Animal Owners with a complete experience that supports the everyday health and wellness of their pets.

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

In December 2021, we prepaid $30 million of the term loan facility's $60 million mandatory amortization payments for 2022, which reduced our outstanding balance, and in turn, will lower our future interest payments. We are permitted to make optional prepayments at any time without premium or penalty. The next quarterly mandatory principal amortization payment of $15 million is due on September 30, 2022.

As per the revised schedule contained in the 2020 amendment to our Credit Facilities, we are required to remain compliant with a Credit Facilities-defined leverage covenant that, as of June 30, 2022 is 3.75x, through maturity of the Credit Facilities in February 2024.

We were in compliance with the covenants in our Credit Facilities as of June 30, 2022. Based on our expected Credit Facilities-defined leverage as of June 30, 2022, once the quarterly compliance filing is made, we expect the current applicable margin on our borrowings outstanding to remain constant at least until the next compliance filing is made for the three months ended September 30, 2022.

Covetrus, Inc. 2022 Q2 Form 10-Q	31

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

The duration of the COVID-19 pandemic continues to be unknown and the global economy continues to be subjected to uncertainty that currently affects our operations or could further affect our operations through increasing cost inflation, rising freight costs, continued supply chain disruption, and the war in Ukraine. Should the severity of variant strains increase and reduce the effectiveness of vaccines, inflation remain elevated and freight costs continue to rise without offsetting cost reductions internally, then we may experience a negative impact on our liquidity position. Therefore, we continuously assess steps we can take to improve working capital, increase cash on our balance sheet and closely monitor the capital markets for additional opportunities to improve our liquidity position.

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

Cash and Cash Equivalents

As of June 30, 2022, we had cash and cash equivalents of $87 million. We consider all highly liquid short-term investments with an original maturity of three months or less to be cash equivalents. Due to the short-term maturity of such investments, the carrying amounts are a reasonable estimate of fair value. Of the $87 million in cash and cash equivalents at June 30, 2022, $54 million was held in foreign countries. Repatriation of foreign earnings may result in payment of withholding taxes in certain jurisdictions, U.S. state income taxes for certain states and result in tax impacts related to foreign exchange fluctuations. Deferred tax impacts are recorded on all undistributed earnings for these items. We may, from time-to-time, execute short-term intercompany loans based on timing of cash flows and needs in different geographies.

Cash Flows

Covetrus, Inc. 2022 Q2 Form 10-Q	32

	Six Months Ended June 30,
(In millions)	2022	2021	$ Change
Net cash provided by (used for) operating activities	$(39)	$3	$(42)
Net cash provided by (used for) investing activities	(44)	(28)	(16)
Net cash provided by (used for) financing activities	(6)	(34)	28
Total net cash flows	$(89)	$(59)	$(30)

Cash inflows and outflows from changes in operating activities for the 6 months ended Q2 2022 v Q2 2021
Net cash used for operating activities of $(39) million as compared to net cash provided for operating activities of $3 million was:

Primarily driven by net changes in working capital and other assets offset by improved profitability in certain of our markets, in particular from North America prescription management business. Net changes in working capital and other assets include:
•Higher accounts receivable growth in the six months ended June 30, 2022 driven by the increase in net sales growth;
•A larger increase in inventories during the six months ended June 30, 2021 compared to the six months ended June 30, 2022, reflecting higher than normal inventory purchases in the prior year
•A larger increase in accounts payable and accrued expenses during the six months ended June 30, 2022 reflecting the timing of certain supplier payments
•A larger increase in receivables for supplier rebates and incentives during the six months ended June 30, 2022, driven by an increase in volumes subject to these programs

Cash inflows and outflows from changes in investing activities for the 6 months ended Q2 2022 v Q2 2021
In 2022, net cash used for investing activities of $(44) million was:
↓ Largely due to $(26) million in investments in property, equipment, and software and payments of $(18) million for the Great Pet Care and other acquisitions

In 2021, net cash used for investing activities of $(28) million was:
↓ Due to investments in property, equipment, and software

Cash inflows and outflows from changes in financing activities for the 6 months ended Q2 2022 v Q2 2021
In 2022, net cash used for financing activities of $(6) million was:
↓ Primarily due to $(7) million in tax payments related to share-based awards, $(3) million to acquire the remaining minority interests held by our former partners in certain of our Brazilian entities, and $(1) million in payments associated with previous acquisitions
↑ Due to $5 million in proceeds from share-based awards

All borrowings under the revolving line of credit were repaid as of June 30, 2022.

In 2021, net cash used for financing activities of $(34) million was:
↓ Largely due to $(13) million in tax payments related to share-based awards, $(13) million in payments to the former owners of Distrivet S.A. on the one-year anniversary of closing, April 30, 2021, $(10) million to acquire the remaining minority interests, held by our former partners in certain of our Brazilian entities, and $(1) million in distributions to non-controlling shareholders
↑ Due to $3 million in proceeds from share-based awards

Covetrus, Inc. 2022 Q2 Form 10-Q	33

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

Covetrus, Inc. 2022 Q2 Form 10-Q	34

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

Our management, with the participation of our CEO and our CFO, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at June 30, 2022. Based on this evaluation, the CEO and CFO concluded that as of that date, our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of June 30, 2022 to ensure that all material information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to them as appropriate to allow timely decisions regarding required disclosure and that all such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Covetrus, Inc. 2022 Q2 Form 10-Q	35

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

The proposed Merger is subject to approval of our shareholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

Completion of the Merger is subject to a number of closing conditions, including obtaining the approval of our shareholders and the receipt of required regulatory approvals, consents or clearances with respect to the Merger under applicable foreign competition and/or foreign direct investment laws. We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, even if all required consents and approvals can be obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

We are also subject to lawsuits related to the Merger and adverse rulings in these lawsuits may delay or prevent the Merger from being completed. Although we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.

There are risks related to disruption of management’s attention from our ongoing business operations due to the proposed Merger and that we will not be able to attract, retain, and motivate qualified personnel. There may be an impact on our relationships with our customers, operating results and business generally as a result of the announcement of the proposed Merger. If the proposed Merger is not completed or the Merger Agreement is terminated, the price of our common stock may decline, including to the extent that the current market price of our common stock reflects an assumption that the Merger and the other transactions contemplated by the Merger Agreement will be consummated without delays.

Item 2. Unregistered Sales of Securities and Use of Proceeds

Purchases of Equity Securities by the Issuer

The following table sets forth information about our purchases of our outstanding common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under Plans or Programs
April 2022	112,935	$16.90	—	$—
May 2022	38,074	18.95	—	—
June 2022	28,965	20.68	—	—
	179,974	$17.94	—	$—

(a) Shares of common stock we purchased were solely for the cancellation of shares of stock withheld for related tax obligations that occur upon vesting of restricted shares

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Filing Date	SEC File Number	Exhibit Reference

2.7	Agreement and Plan of Merger, dated as of May 24, 2022, by and among Covetrus, Inc., Corgi Bidco, Inc. and Corgi Merger Sub, Inc.	8-K	May 25, 2022	22958928	2.1

10.2	Support and Rollover Agreement, dated as of May 24, 2022, by and among Covetrus, Inc., CD&R VFC Holdings, L.P and Corgi Bidco, Inc.	8-K	May 25, 2022	22958928	10.1

10.1	Limited Waiver, dated May 19, 2022	8-K	May 20, 2022	22945333	10.1

31.1*	Certification of the Chief Executive Officer, pursuant to Rule 13a-14(a) of the Exchange Act

31.2*	Certification of the Chief Financial Officer, pursuant to Rule 13a-14(a) of the Exchange Act

32.1**	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

32.2**	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL with applicable taxonomy extension information contained in Exhibits 101).

* Filed herewith
** Furnished herewith

Covetrus, Inc. 2022 Q2 Form 10-Q	36

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COVETRUS, INC.

Date:	August 4, 2022	By:	/s/ Benjamin Wolin
		Name:	Benjamin Wolin
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	August 4, 2022	By:	/s/ Matthew Foulston
		Name:	Matthew Foulston
		Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Covetrus, Inc. 2022 Q2 Form 10-Q	37